Form 10QSB
period 2002-06-30
MEDIATELEVISION TV INC
filed 2002-08-14
CIK 1165876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

                  For the quarterly period ended: June 30, 2002

                        Commission file number: 333-81520

                            MEDIATELEVISION.TV, INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                        98-0361568
(State or other jurisdiction of                (IRS Employee Identification No.)
 incorporation or organization)

                         1904 West 16th Avenue, Suite 1
                              Vancouver, BC V6J 2M4
                    (Address of principal executive offices)

                                 (604) 605-0507
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                 No
    --------------            --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock, $0.0001 par value                2,296,632
                     (Class)                  (Outstanding as of August 6, 2002)

                            MEDIATELEVISION.TV, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Condensed Consolidated Balance Sheet
         June 30, 2002 and September 31, 2001  ...............................3

CondensedConsolidated Statement of Losses
         For the Three and Nine Months ended
         June 30, 2002 and 2001 and for the period
         October 11, 2000 (Date of Inception) through
         June 30, 2002........................................................4

Condensed Consolidated Statement of Deficiency
         In Stockholder's Equity for the period
         October 11, 2000 (Date of Inception) through
         June 30, 2002........................................................5

CondensedConsolidated Statement of Cash Flows
         For the Nine months ended June 30, 2002 and
         2001 and for the period October 11, 2000
         (Date of Inception) through June 30, 2002............................6

Notes to Financial Statements.................................................7

Item 2   Management's Discussion and Analysis or Plan of Operation............8

Part II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K.....................................15

Signatures....................................................................16


                               PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  MEDIATELEVISION.TV, INC
                               (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED CONSOLIDATED BALANCE SHEET

                                                             June 30, 2002   September 30,
                                                              (Unaudited)        2001
                                                              ----------      ----------
                          ASSETS
 Current assets:
      Cash and equivalents                                    $     164       $       6
      Deposits                                                      912             877
      Advance to related parties                                  2,784          11,078
                                                              ----------      ----------
 Total current assets                                             3,860          11,961


 Property & Equipment - at cost
     Furniture, Equipment, & Leasehold Improvements                 921             887
     Less:  Accumulated  Depreciation                               255             116
                                                              ----------      ----------
                                                                    666             771

    License Agreement, at cost                                   10,000          10,000


 Total Assets                                                 $  14,526       $  22,732
                                                              ==========      ==========


   LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY

 Current Liabilities:
      Accounts Payable                                        $  27,289       $     407
      Due to shareholder                                         19,283          16,204
                                                              ----------      ----------
                                                                 46,572          16,611


 (Deficiency in) Stockholders' equity:

      Preferred stock, par value $.001 per share;
20,000,000 authorized, none issued and outstanding at
June 30, 2002 and September 31, 2001                                 --              --

      Common stock, par value $.001 per share;
80,000,000 authorized, 2,296,632 and 2,249,632 issued
and outstanding at June 30, 2002 and September 30, 2001,
respectively                                                        230             225

      Additional paid-in-capital                                 79,097          69,700
      Deficit accumulated during development stage             (111,373)        (63,804)
                                                              ----------      ----------
                                                                (32,046)          6,121
                                                              ----------      ----------
                                                              $  14,526       $  22,732
                                                              ==========      ==========

      See accompanying footnotes to the unaudited condensed consolidated financial statements


                                            MEDIATELEVISION.TV, INC
                                         (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                                  (UNAUDITED)
                                                                                                                For the Period from
                                                                                                              October 11, 2000 (date
                                                                                                               of inception) through
                                               Three Months Ended June 30,          Nine Months Ended June 30,      June 30, 2002
                                                   2002             2001              2002              2001
Revenue:
     Internet Service and Design              $         7       $     2,614       $       958       $     2,614       $     8,044
     Party/ Ticket Revenue                            349             2,886               349             2,886             3,227
                                              ------------      ------------      ------------      ------------      ------------
Total Revenue                                         356             5,500             1,307             5,500            11,271

Operating expenses:
     Selling, general and administrative           35,782            28,907            47,314            51,847           120,236

     Depreciation                                      49                70               133                70               249
                                              ------------      ------------      ------------      ------------      ------------
Operating expense                                  35,831            28,978            47,447            51,918           120,485

Other Income

Translation Gain or Loss                            2,485            (3,918)           (1,429)           (4,254)           (2,159)
                                              ------------      ------------      ------------      ------------      ------------
                                                    2,485            (3,918)           (1,429)           (4,254)           (2,159)

Net loss before taxes                             (32,990)          (27,396)          (47,569)          (50,672)         (111,373)

Provision for income taxes                             --                --                --                --                --
                                              ------------      ------------      ------------      ------------      ------------

Net loss                                      $   (32,990)      $   (27,396)      $   (47,569)      $   (50,672)      $  (111,373)
                                              ============      ============      ============      ============      ============


Loss per Common Share (Basic and
Diluted)                                      $     (0.01)      $     (0.01)      $     (0.02)      $     (0.03)      $     (0.05)
                                              ============      ============      ============      ============      ============

Weighted Average Common Share
Outstanding                                     2,294,539         2,039,560         2,273,928         1,932,601         2,143,275


                See accompanying footnotes to the unaudited condensed consolidated financial statements

                                                 MEDIATELEVISION.TV, INC
                                              (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
                        FOR THE PERIOD OCTOBER 11, 2000 (DATE OF INCEPTION) THROUGH JUNE 30, 2002
                                                       (UNAUDITED)
                                                                                                          Deficit
                                                                                                        accumulated
                                                                          Common Stock                    during
                                                                    -------------------------           Development
                                                      Common shares    Amount   Subscriptions    APIC      Stage         Total
                                                      ------------- ----------  -------------    ----      -----         -----
Common stock issued in October 2000 to founders in
exchange for services rendered at $.01 per share        1,000,000   $     100   $      --    $   9,900   $      --    $  10,000

Common stock issued in October 2000 to founders in
exchange for License and Distribution agreement at
$.01 per share                                          1,000,000         100          --        9,900          --       10,000

Common Stock subscribed March 2001, at $ 0.20 per
share                                                          --          --       3,833           --          --        3,833

Common Stock subscribed April 2001, at $ 0.20 per
share                                                          --          --       6,720           --          --        6,720

Common Stock issued in exchange for services
rendered in April 2001                                     18,000           2          --        3,598          --        3,600

Common Stock subscribed May 2001, at $ 0.20 per share          --          --      12,080           --          --       12,080

Common Stock issued in exchange for services
rendered in May 2001                                       67,000           7          --       13,393          --       13,400

Common Stock subscribed June 2001, at $ 0.20 per
share                                                          --          --       1,200           --          --        1,200

Common Stock subscribed July 2001, at $ 0.20 per
share                                                          --          --       1,026           --          --        1,026

Common Stock issued in exchange for services
rendered in July 2001                                       8,000           1          --        1,599          --        1,600

Common Stock subscribed August 2001, at $ 0.20 per
share                                                          --          --       1,000           --          --        1,000

Common Stock issued in exchange for services
rendered in August 2001                                    14,666           1          --        2,932          --        2,933

Common Stock subscribed September 2001, at $ 0.20
per share                                                      --          --       2,533           --          --        2,533

Conversion of Common Stock Subscriptions into Common
Stock, September 10, 2001                                 141,966          14     (28,392)      28,378          --           --

Net Loss                                                       --          --          --           --     (63,804)     (63,804)
                                                        ----------  ----------  ----------   ----------  ----------   ----------

Balance at September 30, 2001                           2,249,632   $     225   $      --    $  69,700   $ (63,804)   $   6,121
                                                        ==========  ==========  ==========   ==========  ==========   ==========

Common stock issued for cash , January 2002, at $.20
per share                                                  37,500           3          --        7,722          --        7,725

Common stock issued for services rendered in April
                                                 2002       8,167           1          --        1,409          --        1,410

Common stock issued for cash, May 2002, at $0.20 per
share                                                       1,333           1          --          266          --          267

Net loss                                                       --          --          --           --     (47,569)     (47,569)
                                                        ----------  ----------  ----------   ----------  ----------   ----------

Balance at June 30, 2002                                2,296,632   $     230   $      --    $  79,097   $(111,373)   $ (32,046)
                                                        ==========  ==========  ==========   ==========  ==========   ==========

                     See accompanying footnotes to the unaudited condensed consolidated financial statements

                                            MEDIATELEVISION.TV, INC
                                         (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (UNAUDITED)
                                                                                                   For the Period from
                                                                                                  October 11, 2000 (date
                                                                                                  of inception) through
                                                                        Nine Months Ended June 30,    June 30, 2002
                                                                          2002            2001
Cash flows from operating activities:
     Net loss from operating activities                                $ (47,569)      $ (50,672)      $(111,373)
     Adjustments to reconcile net income to net cash:
         Translation Gain or Loss                                          1,429              --           1,429
         Common stock issued to founders in exchange for services             --          10,000          10,000
         Common stock issued in exchange for services rendered             1,410          17,000          22,943
         Depreciation                                                        133              70             249
          Change in:
               Prepaid expenses and other assets                              --            (914)           (877)
               Advances to related parties                                 8,523          (9,679)         (2,555)
              Accounts Payable                                            23,917              --          24,324
                                                                       ----------      ----------      ----------

    Net cash from operating activities                                   (12,157)        (34,195)        (55,860)

Cash flows used in investing activities:
      Capital expenditures, net of disposals                                  --            (924)           (887)
                                                                       ----------      ----------      ----------
     Net cash used in investing activities                                    --            (924)           (887)

Cash flows (used in)/provided by financing activities:
     Proceeds from stockholder loans                                       4,323          14,872          20,527

     Proceeds from issuance of common stock                                7,992          23,900          36,384
                                                                       ----------      ----------      ----------
     Net cash used in financing activities                                12,315          38,772          56,911

Net increase in cash and cash equivalents                                    158           3,653             164


Cash and cash equivalents at October 1,                                        6              --              --
                                                                       ----------      ----------      ----------

Cash and cash equivalents at June 30,                                  $     164       $   3,653       $     164
                                                                       ==========      ==========      ==========

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                               $      --       $      --       $      --
Income taxes paid                                                             --              --              --
Common stock issued for services                                           1,410              --          21,333
Common stock issued to founders                                               --          10,000          10,000


               See accompanying footnotes to the unaudited condensed consolidated financial statements

                             MEDIATELEVISION.TV, INC
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the nine-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated September 30, 2001 financial statements and footnotes thereto included in the Company's SEC Form SB-2.

BUSINESS AND BASIS OF PRESENTATION

Mediatelevision.tv, Inc (the "Company") was formed on October 11, 2000 under the laws of the State of Delaware. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS. 7") and is in the business of producing, acquiring and syndicating episodic series designed especially for the Internet. From its inception through the date of these financial statements, the Company has incurred significant operating expenses and accumulated losses of $ 111,373. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Mediatelevision.tv Distribution, Ltd. Significant intercompany transactions have been eliminated in consolidation.

                           Forward Looking Statements

         This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Company expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Company's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Company's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that the objectives and expectations of the Company would be achieved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Company's Condensed Financial Statements and Notes thereto, included elsewhere within this report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue in the future.

Overview
--------

Mediatelevision.tv, Inc, is a development stage company whose efforts have been principally devoted to the business of producing, acquiring, and syndicating episodic series designed especially for the Internet.

The Company anticipates that its business will incur significant operating losses in the future. At this time, the Company believes that its success depends on its ability to build a selection of quality content available for distribution on the Internet.

As of June 30, 2002, the Company had a cash balance of $ 164. The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing of its products, establishing a profitable market for the Company's products and additional equity investment in the Company.

In order to improve the Company's liquidity, the Company is actively pursuing additional equity financing through discussion with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flow continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

If the Company is able to raise sufficient funds, it intends to spend $10,000 over the course of the next year in the development of its contacts for a distribution and licensing network in North America, and in the release and marketing of a FashionFreakz DVD. If the Company is able raise additional financing , it expects to expand operations with the purchase of $3,000 worth of major equipment. The Company's business plan provides for an increase of four part time contractors in the next 12 months.

THREE MONTHS ENDED JUNE 30, 2002

Results Of Operations
---------------------

During the quarterly period covered by this Report, the Company received minimal revenues from operations and incurred expenses of $ 35,831 as compared to $28,978 for the same period last year. An increase in expenses of $6,853, or 24%, the increase is due to an increase in prospects of new programming. The expenses stem from general, administrative and development expenses relating to the development of the Company's websites and administrative fees.

The Company intends to continue negotiating with a large media company for licensing of episodes of Fashionfreakz.com. The Company has also been negotiating with several content producers regarding acquiring their content for distribution by the Company. These alliances may involve significant amounts of intangible assets, or non-cash charges that may affect operating results over the next several fiscal periods.

The Company has been negotiating with companies to build marketing alliances. These alliances may involve significant amounts of intangible assets, or non-cash charges that may affect operating results over the next several fiscal periods.

NINE MONTHS ENDED JUNE 30, 2002

Results Of Operations
---------------------

During the nine months ended June 30, 2002, the Company received minimal revenues from operations and incurred expenses of $ 47,447 as compared to $51,918 for the same period last year, a decrease of $4,471. The expenses stem from general, administrative and development expenses relating to the development of the Company's websites and administrative fees.

Liquidity
---------

At June 30, 2002, the Company had total current assets of $ 3,860 and total liabilities of $ 46,572. As of June 30, 2002, the Company had an accumulated deficit of approximately
$ 42,712, as compared to $4,650 at September 30, 2001. The Company intends to continue to make financial investments in marketing, content, technology and website development. The Company expects to have revenues from digital production services within the next quarter. The Company expects to incur substantial losses over the next year.

The Company's independent certified public accountants have stated in their report included in the Company's Form SB-2/A, filed July 10, 2002, that the Company has incurred operating losses since inception, and that the Company is dependent upon managements ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Discussion and Analysis of Financial Condition
----------------------------------------------

OPERATIONS AND RESULTS FOR THREE MONTHS ENDED JUNE 30, 2002. Activity during the past quarter has been confined to testing the viability of the Company's business model, the identification of markets, development of products, and acquisition of complementary businesses.

FUTURE PROSPECTS: The Company is unable to predict when it may launch intended operations, or failing to do so, when and if it may elect to participate in a business acquisition opportunity. The reason for this uncertainty arises from its limited resources, and competitive disadvantage to other public or semi-public issuers.

REVERSE ACQUISITION CANDIDATE: The Company is not currently searching for a profitable business opportunity. This contingency is disclosed for the possibility that the Company's intended business might fail. The Company is not presently a reverse acquisition candidate. Should the Company's business fail, management does not believe the Company would be able to effectively, under current laws and regulations, attract capital, and would be required to seek such an acquisition to achieve profitability for shareholders.


Factors That May Affect Future Results and Market Price of Stock.
-----------------------------------------------------------------

The business of the Company involves a number of risks and uncertainties that could cause actual results to differ materially from results projected in any forward-looking statement, or statements, made in this report. These risks and uncertainties include, but are not necessarily limited to the risks set forth below. The Company's securities are speculative and investment in the Company's securities involves a high degree of risk and the possibility that the investor will suffer the loss of the entire amount invested.

NO OPERATING HISTORY; POTENTIAL OF INCREASED EXPENSES.

The Company was organized in 2000, and has no operating history upon which an evaluation of its business and prospects can be based.

There can be no assurance that the Company will be profitable on a quarterly or annual basis. In addition, as the Company expands its business network and marketing operations it will likely need to increase its operating expenses, broaden its customer support capabilities, and increase its administrative resources.

POSSIBLE NEED FOR ADDITIONAL FINANCING.

It is possible that revenues from the Company's operations may not be sufficient to finance its initial operating cost to reach breakeven. If this were to occur, the Company would need to raise or find additional capital. While the Company expects to be able to meet its financial obligations for approximately the next twelve months, there is no assurance that, after such period, the Company will be operating profitably. If they are not, there can be no assurance that any required capital will be obtained on terms favorable to the Company. Failure to obtain adequate additional capital on favorable terms could result in significant delays in the expansion of new services and market share and could even result in the substantial curtailment of existing operations and services to clients.

UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY
RESULTS.

As a result of the Company's lack of operating history and the emerging nature of the market in which it competes, the Company is unable to forecast its revenues accurately. The Company's current and future expense levels are based largely on its investment/operating plans and estimates of future revenue and are to a large extent based on the Company's own estimates. Sales and operating results generally depend on the volume of, timing of, and ability to obtain customers, orders for services received, and revenues therefrom generated. These are, by their nature, difficult at best to forecast.The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or delay. Accordingly, any significant shortfall or delay in revenue in relation to the Company's planned expenditures would have an immediate adverse affect on the Company's business, financial condition, and results of operations. Further, in response to changes in the competitive environment, the Company may from time to time make certain pricing, service, or marketing decisions that could have a material adverse effect on the Company's business, financial condition, operating results, and cash flows.

DEVELOPING MARKET; ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR COMMERCE JUST NOW BEING PROVEN.

The Company's long-term viability is substantially dependent upon the continued widespread acceptance and use of the Internet as a medium for business commerce, in terms of the sales of both products and services to businesses and individuals. The use of the Internet as a means of business sales and commerce has only recently reached a point where many companies are making reasonable profits from their endeavors therein, and there can be no assurance that this trend will continue.The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or increased governmental regulation could slow or stop the growth of the Internet as a viable medium for business commerce. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, accessibility and quality of service) remain unresolved and may adversely affect the growth of Internet use or the attractiveness of its use for business commerce.The failure of the necessary infrastructure to further develop in a timely manner, or the failure of the Internet to continue to develop rapidly as a valid medium for business would have a material adverse effect on the Company's business, financial condition, operating results, and cash flows.

UNPROVEN ACCEPTANCE OF THE COMPANY'S SERVICES AND/OR PRODUCTS.

The Company is still in its development stage. As a result, it does not know with any certainty whether its services and/or products will be accepted within the business marketplace. If the Company's services and/or products prove to be unsuccessful within the marketplace, or if the Company fails to attain market acceptance, it could materially adversely affect the Company's financial condition, operating results, and cash flows.

DEPENDENCE ON KEY PERSONNEL.

The Company's performance and operating results are substantially dependent on the continued service and performance of its officer and directors. The Company intends to hire additional technical, sales, and other personnel as they move forward with their business model. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical employees, or that it will be able to attract or retain highly qualified technical and managerial personnel in the future. The loss of the services of any of the Company's key employees or the inability to attract and retain the necessary technical, sales, and other personnel could have a material adverse effect upon the Company's business, financial condition, operating results, and cash flows. The Company does not currently maintain "key man" insurance for any of its key employees.

LIABILITY FOR INFORMATION DISPLAYED ON THE COMPANY'S INTERNET WEB SITES.

The Company may be subjected to claims for defamation, negligence, copyright, or trademark infringement and various other claims relating to the nature and content of materials it publishes on its Internet Web site, or those set up for its clients. These types of claims have been brought, sometimes successfully, against online businesses in the past. The Company could also face claims based on the content that is accessible from its own, or its clients' Internet Web sites through links to other Web sites.

DEPENDENCE ON CONTINUED GROWTH IN USE OF THE INTERNET.

The success of the Company's business depends, in part, on continued acceptance and growth in the use of the Internet for business commerce and would suffer if Internet usage does not continue to grow. Internet usage may be inhibited for a number of reasons, such as:

o        Inadequate network infrastructure.
o        Security concerns.
o        Inconsistent quality of service.
o        Lack of available cost-effective, high-speed service.
o        The adoption of new standards or protocols for the Internet.
o        Changes or increases in government regulation.

Online companies have experienced interruptions in their services as a result of outages and other delays occurring due to problems with the Internet network infrastructure, disruptions in Internet access provided by third-party providers or failure of third party providers to handle higher volumes of user traffic. If Internet usage grows, the Internet infrastructure or third-party service providers may be unable to support the increased demands which may result in a decline of performance, reliability or ability to access the Internet. If outages or delays frequently occur in the future, Internet usage, as well as usage of the Company's Internet Web-sites, could grow more slowly or decline.

RELIANCE ON OTHER THIRD PARTIES.

The Company's and its clients' operations may depend, to a significant degree, on a number of other third parties, including but not limited to ISPs. The Company has no effective control over these third parties and no long-term contractual relationships with any of them. From time to time, the Company and/or its clients could experience temporary interruptions in their Internet Web-site connections and related communications access. Continuous or prolonged interruptions in the Internet Web-site connections or communications access would have a material adverse effect on the Company's business, financial condition and results of operations. Most agreements with ISPs place certain limits on a company's ability to obtain damages from the service providers for failure to maintain the company's connection to the Internet.

COMPETITION.

The business of online entertainment is very competitive and the Company believes such competition will continue to grow and intensify. In addition to competition on the Internet, the Company faces competition from new forms of digital entertainment distribution such as DVDs. The Company also competes with other forms of leisure for consumer spending, such as sports.

The Company will be competing with more established on-line entertainment distribution companies. These competitors may include major music labels, movie studios, major technology companies, as well as established on-line companies. Many of these competitors have substantially greater access to capital, greater financial, technical, marketing, sales and distribution resources, and more experience in distribution of on-line entertainment and in the production of entertainment. Some of the Company's competitors for content distribution are:
Screaming Media Inc., which is in the business of content aggregation and distribution, iSyndicate, a provider of syndication solutions and content, and Atom Films Inc., which is in the business of distributing short films.

RISKS OF POTENTIAL GOVERNMENT REGULATION AND OTHER LEGAL UNCERTAINTIES RELATING TO THE INTERNET.

The Company is not currently subject to direct federal, state, or local regulation in the United States and Canada other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, because the Internet is becoming increasingly popular, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content, and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. The adoption of such consumer protection laws could create uncertainty in Internet usage and reduce the demand for all products and services.

In addition, the Company is not certain how its business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption, and other intellectual property issues, taxation, libel, obscenity, and export or import matters. It is possible that future applications of these laws to the Company's business could reduce demand for its products and services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

Because the Company's services will likely be available over the Internet in multiple states, and possibly foreign countries, other jurisdictions may claim that the Company is required to qualify to do business and pay taxes in each state or foreign country. The Company's failure to qualify in other jurisdictions when it is required to do so could subject the Company to penalties and could restrict the Company's ability to enforce contracts in those jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business may have a material adverse affect on its business, results of operations and financial condition.

INTELLECTUAL PROPERTY RIGHTS.

As part of its confidentiality procedures, the Company expects to enter into nondisclosure and confidentiality agreements with its key employees, and any consultants and/or business partners and will limit access to and distribution of its technology, documentation, and other proprietary information.

Despite the Company's efforts to protect any intellectual property rights it may have, unauthorized third parties, including competitors, may from time to time copy or reverse-engineer certain portions of the Company's technology and use such information to create competitive services and/or products.

It is possible that the scope, validity, and/or enforceability of the Company's intellectual property rights could be challenged by other parties, including competitors. The results of such challenges before administrative bodies or courts depend on many factors which cannot be accurately assessed at this time. Unfavorable decisions by such administrative bodies or courts could have a negative impact on the Company's intellectual property rights. Any such challenges, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, and cause service or product delays. If such events should occur, the Company's business, operating results and financial condition could be materially adversely affected.

PART II:  OTHER INFORMATION
--------  -----------------

ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         a.       NONE
         b.       NONE
         c.       NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Articles of Incorporation of the Registrant*
         3.2      By-laws of the Registrant*
         99.1     Certification of CEO and CFO

         ----------------
         * Previously filed as an exhibit to the Company's Form SB-2 dated January 29, 2002


(b)      Reports on Form 8-K filed during the three months ended June 30, 2002.

         No Current Reports on Form 8-K were filed during the three months ended June 30, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 13, 2002                      Mediatelevision.tv, Inc.

                                            /s/ Penny Green
                                            -----------------------------------
                                            Penny Green
                                            President