Form 10KSB
period 2002-09-30
MEDIATELEVISION TV INC
filed 2003-01-14
CIK 1165876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                        Commission file number: 333-81520

                            MEDIATELEVISION.TV, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                      98-0361568
(State or other jurisdiction of                (IRS Employee Identification No.)
 incorporation or organization)

             1904 West 16th Avenue, Suite 1, Vancouver, BC, V6J 2M4
                    (Address of principal executive offices)


                                 (604) 732-4804
                           (Issuer's telephone number)

Securities Registered pursuant to section 12(b) of the Act:    None

Securities Registered pursuant to section 12(g) of the Act:    Common stock par
                                                         value $0.0001 per share

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
         X
   ------------

State issuer's revenues for its most recent fiscal year.      $0

Aggregate market value of the voting stock held by non-affiliates of the registrant as of January 13, 2003, n/a

Number of outstanding shares of the registrant's par value $0.0001 common stock, as of January 13, 2003. 2,313,912

                            MEDIATELEVISION.TV, INC.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page
                                                                            ----
                                     Part I

Item 1.    Business...........................................................3

Item 2.    Properties.........................................................13

Item 3.    Legal Proceedings..................................................13

Item 4.    Submission of Matters of a Vote of Security Holders................13

                                     Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters............................................................13

Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation.................................15

Item 7.    Consolidated Financial Statements and Supplementary Data...........23

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................................24

                                    Part III

Item 9.    Directors and Executive Officers of the Registrant.................24

Item 10.   Executive Compensation.............................................25

Item 11.   Security Ownership of Certain Beneficial Owners and Management.....26

Item 12.   Certain Relationships and Related Transactions.....................27

                                     Part IV

Item 13.   Exhibits, Financial Statement Schedule and Reports on Form 8-K.....28

Item 14.   Controls and Procedures............................................29

Signatures  ..................................................................30

                                     Part I

ITEM 1.  BUSINESS

When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

History and Development
-----------------------

Mediatelevision.tv, Inc, (the "Company") is a development stage company incorporated under the laws of the State of Delaware on October 11, 2000. The Company's efforts have been principally devoted to the business of producing, acquiring, and syndicating episodic series designed especially for the Internet.

On November 30, 2000 the Company incorporated Mediatelevision.tv Distribution Ltd. under the laws of British Columbia, Canada, for the purpose of carrying on business in Vancouver, British Columbia.

The concept behind the Company is based on the assumption that over the next few years, as the Internet grows in its capacities and as the worldwide penetration of bandwidth increases, the demand for original video programming designed especially for the Internet will increase. The Company believes commercial opportunity exists for companies that specialize in the production or distribution of episodic video that meets today's demands of the Internet.

As a distribution company, and as the link between today's content producers and content exhibitors, the Company intends to develop sustainable business models which incorporate the exhibition of video on the Internet. The Company intends to include as part of these revenue models product placement, advertising, syndication, e-flyers and more. The Company also intends to use its experience creating and producing Internet series as a platform for creating proprietary software for various aspects of streaming video production and syndication.

Background:  The Streaming Content Industry
-------------------------------------------

Streaming may be characterized as a client-side playback of time-based media that originates on a server. Streaming media is sound and pictures that are transmitted on the Internet in a streaming or continuous fashion, using data packets. Streaming video is a sequence of moving images that are sent in compressed form over the Internet and exhibited to the viewer as they arrive. Streaming allows a steady flow of media data from the server to the client, allowing viewing or listening to begin seconds after a stream is demanded. Effective reception of streaming media requires some form of broadband technology such as cable modem or DSL.

A streamed file is simultaneously downloaded and viewed, but leaves behind no physical file on the viewer's machine. This allows the content owner control over the dissemination of the content, and allows the content owner to restrict access to the content to persons who are connected to the server and receiving the stream. Restricting access may reduce the amount of pirating and unauthorized exploitation of the content.

To access streaming media, a viewer needs a player, which is a program that uncompresses and sends video and audio data to the viewer's computer. Major streaming media technologies include RealSystem G2 from RealNetwork, and Microsoft Windows Media.

The Company believes that the Internet is establishing itself as a leading communications tool as well as an entertainment medium. Statistics show that the Internet is growing in popularity worldwide. The Company believes that broadband access is creating new media opportunities. Based on our observations of the Internet and of digital media that is available through other mediums, the Company believes that there is a growing demand for media which allows viewers to inquire, discuss, argue, play, shop, critique, investigate and inform.

Syndication companies have traditionally made it possible for comics, articles, photos and television shows to reach new audiences. Syndication has been a fundamental way to distribute content on radio, television and newspapers for decades. Recently, companies like Screaming Media and iSyndicate have built on the traditional syndication model to distribute text, images and audio over the Internet. The Company believes that opportunities exist for the syndication of video over digital networks.

Based on the Company's own observations and based on conversations with clients, the Company believes that digital media is becoming an essential communication tool for many organizations. Many producers and exhibitors of entertainment products seem to be including an Internet component in their production and marketing plans. The Company assumes that, as opposed to the more generic television audience, the Internet audience has individual niches, demographics, and expectations therefore content for the Internet should be designed with niche audiences in mind. The Company believes that video content for the Internet can maximize communication and commerce potential by including interactive elements. Because the management of Mediatelevision.tv, Inc. is young, and in daily contact with other young people in the media business, the Company has decided to position itself to target a younger audience, especially the audience in the 18 - 35 age range. The Company assumes that this market exists based on anecdotal evidence. Due to the youth of the Company's management and the expertise of management in areas associated with younger audiences, the Company is confident it will be able to create and acquire media that appeals to a younger audience.

The Company specializes in designing shows for the Internet, and intends to work with television production companies and other producers of entertainment to help them ensure that the Internet potential of their brand is exploited for maximum revenues.

By forging relationships with content creators, the Company intends to make available to web sites a selection of streaming video, animation and other forms of moving images. The Company also intends to make some of these products available to brand managers for product placement, sponsorship and branding.

The Internet industry, the film industry and the music industry have been struggling with ways in which to converge technology and entertainment to create a business model that combines the traditional forms of entertainment while maximizing interactive features of the Internet. The Company intends to work towards creating digital media solutions which allow effective communication between digital content creators and viewers.

Production Services
-------------------

The Company designs and produces digital media such as websites, streaming video, flash movies, banners and audio files; and assists clients in creating a strategy for promoting their brand, product or services using digital media.

The Company works with an experienced team of people capable of producing video especially designed for viewing on the Internet. From concept to delivery, the Company is responsible for all aspects of digital video production, including developing the brand, providing all equipment, putting together the team, and completing all photography, post-production and compression. For these services, the Company relies on subcontractors at the moment and possibly full-time employees in the future as permitted depending on cash flows.


Distribution Services
---------------------

The Company has distribution services available for content producers who want to syndicate their content throughout the Internet - this includes television production companies, television networks, websites and independent producers. As a distributor, the Company works with a production company to create a web version of an established television series, and in some cases will pre-sell a series package (10 or more episodes). In addition to selling product directly to other sites, the Company can assist other companies in selling their streaming video on a pay-per-view basis to an established viewer base.

The Company is currently testing the market to determine what types of streaming video content are most likely to be licensed by websites. The types of product which are being testing include extreme sports clips, animated series, comic strips and magazine type video shows.

Television And Film Finance
---------------------------

The Company intends to leverage pre-sales agreements that it hopes to arrange for television shows and access interim financing through a network of investors. The potential exists to have access to gap financing and interim bank financing. Also, being located in Vancouver may allow for access to numerous grants, loans and tax incentives available for production filmed in Canada. The

Company intends to work with production companies and other distribution companies to help put together the many elements that need to be combined for the successful financing of a media project. For these services, the Company receives consulting fees, a percentage of revenues, and certain distribution and ancillary rights.

Content For Licensing
---------------------

Current Projects
----------------

The Company has been developing the prototypes for all of its in house series, beginning with FashionFreakz. The main target market of all of the Company's shows is people who surf the Internet on a daily basis who have a few minutes to spare for some entertainment. Each show also appeals to a niche audience. FashionFreakz, although set in Vancouver, is designed to appeal to audiences around the world. The Company intends as its target market, people who have high-bandwidth Internet access.

FashionFreakz
-------------

FashionFreakz is the Company's first Internet series produced in house. Ten episodes have been completed. Each episode is between 3 and 8 minutes and is encoded for the Internet using Windows Media technology. The show is designed for an Internet audience. The Company also has the capabilities to web cast an event live.

EVENTS. FashionFreakz covers local Vancouver fashion events that garner local press attention such as the M.A.C. Viva Glam Garden Party, Sensations, and the opening party and fetish fashion show for the Showcase television series KINK. Sometimes the Company is paid to cover an event such as the episode created for RaHouse Clothing for their summer fashion and dance party extravaganza. The Company covers events from March through November.

OTHER FORMATS. In addition to making the series available for streaming on the Internet via Windows Media technology, other formats are also being created, several of which will be available for purchase in the Company's online store. These include a DVD, CD-Rom and VHS formats of the show. The Company is also looking into new and developing technologies for streaming video.

TELEVISION SERIES. The Company believes that FashionFreakz has the potential as a television series and is currently contacting North American broadcasters to negotiate broadcast license agreements. If the Company is successful in exhibiting FashionFreakz on television, it expects to receive revenues from the broadcast license, from the increased traffic on its website, and from the increased value of the FashionFreakz brand which could result in increased merchandising revenues.

FASHION INTERNET SERVICES. Mediatelevision.tv has discontinued offering internet services such as web hosting as management has deemed that area to be too competitive.

MARKETING. The Company's marketing plan for the show includes flyers, emails, co-branding with other sites, links on the Internet, publicity, parties, posters and merchandise. The Company hosted a launch party for FashionFreakz on April 20, 2001 and were successful in getting some publicity for the show. FashionFreakz has received positive press coverage in magazines and newspapers in Vancouver. The Company has a banner that it tries to put up at any events covered. The Company gives out flyers to people at the shows coveedr and distributes flyers in clothing stores and record stores throughout Vancouver. If the Company is able to establish the name and brand of FashionFreakz in Vancouver, expansion to other cities is planned.

Websites
--------

Mediatelevision.tv will have the right to control the websites for many of the shows which it produces or distributes. The Company is building the infrastructure to support all of the websites which it controls. The websites are designed to maximize revenue opportunities, including banner ads, directories, eflyers, pop up and other advertising, and data mining.

Branding
--------

The Company's intention is to establish a brand that has value in many different forms of media for every series that it creates and it intend to approach broadcasters to create television shows out of brands that the Company develops. Mediatelevision.tv, Inc. believes that it will be successful in arranging broadcast licenses for one in every ten series that it produces. The Company also intends to exploit ancillary rights of each brand such as publishing and merchandising, by partnering with established companies in those areas. In most cases, the Company will own the exclusive copyright and all ancillary rights for all of the series produced, and brands created.

Other Series In Development
---------------------------

The Company is using the templates, marketing materials, contracts and revenue plan that were created for FashionFreakz as a basis for developing other shows. Other programs in development include a health show, a travel show, a social issues show and a music show.

Daxula
------

Through an agreement with Bacchus Entertainment Ltd., the Company has an option to purchase the copyright in the online series Daxula. Daxula is a modern horror soap opera about two vampire sisters. Sarah and Dax were made into vampires while still in their teens, hundreds of years ago. Since then, the girls have seen and done horrible things that most mortals cannot even imagine. Today, they continue to struggle against their own evil natures as they lead a new generation of vampires against the undead hordes of The Man - an ancient vampire who rules the underworld of drugs, crime, and high-tech corruption. Daxula is an ongoing series of 5-minute episodes broadcast on the Web at www.daxula.com. The series has been especially designed for the Internet and has as its niche target market teenage girls to whom the content of the series relates (as the struggles of the vampires are similar to the challenges faced by adolescent girls), and who are a fast growing segment of the Internet audience. Two seven minute episodes of DAXULA are completed and the Company is developing packages to pre sell ten more episodes.

Bacchus Entertainment Ltd. currently owns the copyright to Daxula. Bacchus is owned 100% by Penny Green, the President of Mediatv.

Product Placement, Advertising And Sponsorship
----------------------------------------------

The Company is currently building alliances with advertising companies, product placement agencies, and telecommunications and technology companies to maximize revenue opportunities for clients. From product placement to building a consumer database, the Company intends to develop and actualize plans for clients to find innovative ways to generate real revenue from their streaming video assets.

Proprietary Software
--------------------

The Company is building an online store which will offer e-commerce and promotional services. The copyright for the store and to all of the software that is produced as a result will be wholly owned by the Company. The store will offer low cost services to small and medium sized businesses to enable them to sell and promote products and services through the Company's web sites. The store will be designed so that information regarding the products and services can be uploaded directly by the client, including product name, description, picture, attributes, maximum quantity, price, logo, and a store description. The Company plans to allow clients to apply online for its e-commerce services and all information will be stored in a proprietary database built in-house. The User shopping experience created includes allowing consumers to add and remove products from a basket, charge purchases to either American Express, VISA or Mastercard, set attributes for each product, and view products through a menu of categories or through a selection of stores.

The Company intends to use its experience in creating and producing Internet series as a platform for creating proprietary software for various aspects of streaming video production and syndication. The Company intends to develop software with templates for authoring interactive episodic shows for the Internet that will allow it to simultaneously publish interactive shows to various platforms, such as WAP enabled devices, the Internet and other handheld devises, and automatically include sponsorship, advertising and interactive features. The Company intends to include media management features in the software which it develops.


Marketing
---------

The Company is developing alliances and associations to add to current agreements that may provide access to a dynamic, current and diverse selection of streaming and interactive video. Strategic marketing plans will be developed for each of the projects and shows which the Company is currently developing or distributing. Typically, the marketing plan for a show will be based around hosting parties and gala fashion events in Vancouver that fund themselves, and publicity through the parties and through press contacts that have been developed. To market Mediatelevision.tv, Inc. as a distribution company, the Company intends to advertise in industry magazines and newspapers such as the Hollywood Reporter, Variety, Playback magazine and Screen International. The Company also plans on attending trade conventions at which television series are bought and sold, such as the North American Television Producers Association (NATPE) market in Las Vegas, Nevada, the American Film Market (AFM) in Los Angeles, California, MIP-TV in Cannes, France, MIF - the Cannes International Film Festival and Market, the National Association of Broadcasters (NAB) market in Las Vegas, Nevada and MIPCOM in Cannes, France.

The Company completed creation of a CD-ROM to serve as a digital portfolio. The CD was created using Macromedia Flash 5.0. The portfolio features different examples of media the Company has created. Categories of digital media include websites, streaming video, flash movies, banners and audio files. Other services the Company offers include digital compression, brand development and digital media strategy. The Company intends to promote its digital media products and services through independent sales agents.

New Products Or Services
------------------------

There are no new products or services announced or planned to be announced to the public.

Competition
-----------

Once the Company begins offering products or licenses the main, existing and potential competitors for content syndication and distribution, digital media production, and creation of interactive software and revenue models will include:

         o syndication companies which distribute content on the Internet, such as Yellowbrix.com, Screamingmedia.com, Isyndicate.com, Newsedge.com and Mondo Media, which is syndicating 12 weekly animated series to 30 distribution partners including Netscape, Netcentre, NBCi and Entertaindom.

         o streaming video content aggregators such as Video Networks Inc., Eveo, CinemaNow and AtomFilms;

         o streaming video communities such as 120seconds.com and heavy.com;

         o application infrastructure providers such as Loudeye Technologies, Netnation and RealNetworks;

         o television and film distribution companies such as Hearst Entertainment, New Line Television, and SPI International; and

         o production companies including Hollywood studios and major independents such as Alliance-Atlantis.

Competitive Position
--------------------

The Company believes that the quality, format, and production budgets of the video content that is appropriate for the Internet today is substantially different from what is required for programming currently produced and licensed for television. The content for the Internet should be more edgy than television, since it speaks to a younger audience and the demand for Internet shows is more varied and more niche orientated. The Company has been careful to keep costs down by limiting the number of employees and keeping crews for the production of digital media smaller in number than crews usually required for television production. The crew for the production of Fashionfreakz, for example, required only four or five people. This is because each person is able to provide several functions and because simple and effective production techniques are used. The director of Fashionfreakz also does the sound recording, and all post production. The hostess of Fashionfreakz usually does her own costume design, hair and makeup. The show is shot using digital cameras, which is much cheaper than shooting on film. These cost saving measures enable the Company to provide digital production services at a competitive rate. The Company believes that its low low production costs for video created in-house, such as Fashionfreakz, will allow for a break point sooner than more expensive productions.

Many of the members of the Company's production teams and many of the other independent contractors hired by the Company work from home, and most of them use their own equipment and computers to create media or to provide other services. The Company hopes that this will allow it to scale up infrastructure if it is able to secure more contracts to produce digital media or if licensing agreements allow the creation of more content in house. The Company believes that in today's volatile market place, it is essential to have an easily scaled infrastructure.

Mediatelevision's objective is to develop profitable business models for distributing entertainment. The Company believes that over the next few years, web sites will find an increasing demand for streaming video and other moving image content as high bandwidth penetration increases. Also, advertising companies and brand managers are looking for ways to use the Internet which go beyond simple banner advertising. By focusing on all the elements involved in the exhibition of streaming video on the Internet, the Company will develop an expertise in that niche which will give it a competitive edge over television distribution companies, whose management is accustomed to dealing with bigger budget shows and wider audiences, and over content syndicators whose focus is on delivering news items in the form of text and photos.

In addition to providing product to web sites, with each show a brand is being creating with a potential franchise. The value created in these brands may provide the Company with additional revenue streams such as ancillary rights, merchandise sales and television broadcast licenses.

The Company believes that off line entertainment companies will be looking for companies to partner with to forge into the Internet marketplace. By offering expertise and services designed to bridge the gap between traditional entertainment and the Internet, the Company will be targeting off line entertainment companies.

Intellectual Property
---------------------

Mediatelevision.tv, Inc. own the copyright in all of the series which it produces. The Company controls the domain names www.fashionfreakz.com, www.mediatelevision.tv, and www.daxula.com. A registered trademark application for Fashionfreakz.com has been filed with the US Patent and Trademark Office.

Legislation And Government Regulation
-------------------------------------

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. In addition to recent laws enacted by the United States Congress regulating children's privacy, copyrights and taxation, Mediatelevision.tv, Inc. is subject to rules and regulations around the world which effect the business of the Internet. Also, because the Company carries on business in Canada, it is subject to laws regarding employment, taxes and other regulatory issues for its Canadian operations.

The European Union recently enacted its own privacy regulations that may result in limits on the collection and use of certain user information. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business on the Internet. Furthermore, the Federal Trade Commission has recently investigated the disclosure of personal identifying information obtained from individuals by Internet companies. Evolving areas of law that are relevant to our business include privacy law, proposed encryption laws, content regulation and sales and use tax. For example, changes in copyright law could require the Company to change the manner in which it conducts business or increase the costs of doing business. Because of this rapidly evolving and uncertain regulatory environment, it cannot be predicted how these laws and regulations might affect the business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm the Company by subjecting it to liability or forcing it to change how it does business.

Research And Development
------------------------

To date, the Company has not undergone any research and development, except as required to build its websites and Internet series, and some inquiries to help determine for which type of streaming video content distribution rights should be acquired.

Environmental Law Compliance
----------------------------

To the extent which environmental compliance may be necessary, the Company does not anticipate any significant compliance expense.

Employees
---------

As of January 13, 2003, the Company has no full time employees or contractors. The Company plans to contract out the various areas of Production of the series FashionFreakz.com, including Director of Photography, stills photographer, writer, web designers, make-up artists and camera operators. The Company also engages independent contractors in the areas of bookkeeping, accounting, sales, business development and legal services.

ITEM 2.  PROPERTIES

(a) Real Estate                       None

(b) Computer and Office Equipment     $887

Real Property
-------------

The Company currently shares offices with Bacchus Entertainment Ltd., and receives use of the office facilities at 1904 West 16th Avenue, Suite 1, Vancouver, BC V6J 2M4 at no rental charge. The space is approximately 800 square feet total. Expenses for telephone, fax and Internet connectivity are shared with Bacchus. The Company has use of a production facility with a digital studio located in the home of Mediatelevision's Creative Director, Ryan Tunnicliffe, in Vancouver. The Company paid Mr. Tunnicliffe 15,000 common shares of Mediatv for the use of his studio and all of his digital production equipment for fifteen months. The Company may continue to use and access the studio and equipment for a price of 1,000 common shares per month.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not aware of any pending or threatened legal proceedings against Mediatelevision.tv, Inc. or any of its properties or subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      Common Stock

The authorized capital stock of the Company consists of 80,000,000 Common Shares, $0.0001 par value and 20,000,000 preferred shares, par value $0.001. Holders of the Common Stock have no preemptive rights to purchase additional shares of Common Stock or other subscription rights. The Common Stock carries no conversion rights and is not subject to redemption or to any sinking fund provisions. All shares of Common Stock are entitled to share equally in dividends from sources legally available, therefore, when, as and if declared by the Board of Directors, and upon liquidation or dissolution of the Company, whether voluntary or involuntary, to share equally in the assets of the company available for distribution to stockholders. All outstanding shares of Common Stock are validly authorized and issued, fully paid and non-assessable. The Board of Directors is authorized to issue additional shares of Common Stock not to exceed the amount authorized by the Company's Articles of Incorporation, on such terms and conditions and for such consideration as the Board may deem appropriate without further stockholder action.

The above description concerning the Common Stock of the Company does not purport to be complete. Reference is made to the Company's Articles of Incorporation and Bylaws which are available for inspection upon proper notice at the Company's offices, as well as to the applicable statutes of the State of Delaware for a more complete description concerning the rights and liabilities of stockholders.

The Company's Common Shares are not currently quoted. The Company is not aware of any established trading market for its Common Stock nor is there any record of any reported trades in the public market in recent years. The Company's Common Stock has never traded in a public market.

If and when the Company's Common Stock is traded, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a5l-l of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a5l-l provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.


(b)      Voting Rights

Each holder of Common stock is entitled to one vote per share on all matters on which such stockholders are entitled to vote. Since the shares of Common Stock do not have cumulative voting rights, the holders of more than fifty percent of the shares voting for the election of directors can elect all the directors if they choose to do so and, in such event, the holders of the remaining shares will not be able to elect any person to the Board of Directors.

As January 10, 2003, the Company had approximately 59 shareholders of record of the common stock

         Stock Transfer Agent

The Company's Transfer Agent is Holladay Stock Transfer, Inc. of 2939 North 67th Place, Scottsdale, AZ, 85251.

(c) No dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. The Company does not anticipate or intend upon paying dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. In particular, investors should refer to the section entitled, "Factors that May Affect Future Results and Market Price of Stock".

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

As of September 30, 2002, the Company had a cash balance of $ 327. The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing of its products, establishing a profitable market for the Company's products and additional equity investment in the Company.

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

FISCAL YEAR 2002 AS COMPARED TO FISCAL YEAR 2001

Results Of Operations
---------------------

During the year ended September 30, 2002 and September 30 ,2001 , the Company received no revenues from operations and incurred expenses of $ 67,454 compared to $ 73,038 for the previous period. The expenses stem from general, administrative and development expenses relating to the development of the Company's websites and administrative fees. The Expenses in 2002 include write off of license fees of $ 10,000 paid to Bachus Entertainment Limited, 100 % owned by Ms. Penny Green, the President of the Company.

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

The Company sustained a net losses of $ 63,814 and $ 63,804 for the year ended September 30, 2002 and the period ended September 30, 2001, respectively.

As of September 30, 2002, we had a deficit in working capital of approximately $ 48,889. We intend to continue to make financial investments in marketing, content, technology and website development. The Company expects to have revenues from digital production services within the next quarter. We have entered into various license agreements and strategic alliances in order to build our audience, provide content, and generate on-line traffic, and generate revenue through on-line sales of products and services. We expect that we will continue to enter into such arrangements.

We have been negotiating with a large media company for licensing of episodes of Fashionfreakz.com We have also been negotiating with several content producers regarding acquiring their content for distribution by Mediatv. These alliances may involve significant amounts of intangible assets, or non-cash charges that may affect our operating results over the next several fiscal periods.

We have been negotiating with companies to build marketing alliances. These alliances may involve significant amounts of intangible assets, or non-cash charges that may affect our operating results over the next several fiscal periods.

Liquidity

At September 30, 2002, the Company had total current assets of $3,700 and total liabilities of $52,589. As of September 30, 2002, the Company had an accumulated deficit of approximately $127,618 as compared to $63,804 at September 30, 2001. The Company intends to continue to make financial investments in marketing, content, technology and website development. The Company expects to have revenues from digital production services within the next quarter.

The Company's independent certified public accountants have stated in their report that the Company has incurred operating losses since inception, and that the Company is dependent upon managements ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

As a result of the Company's operating loss of $127,618 from its inception on October 11, 2000 through September 30, 2002, the Company incurred a cash flow deficit of $56,095 from operating activities, adjusted principally for depreciation and amortization of $289 and equity based compensation of $22,943 The Company met its cash requirements during this period through the receipt of $ $20,925of cash advanced from an entity controlled by the Company's President as well as $36,384 received in exchange for the sales of the Company's common stock in a private placement to sophisticated investors

While the Company has raised capital to meet its working capital requirements in the past, additional financing is required, in order to meet current and projected cash flow deficits from operations. The Company plans to seek financing in the form of equity and debt. The Company believes that once it goes fully reporting and obtains a listing, it will be able to attain sufficient equity financing through the sale of its securities in order to continue its current level of operations. Until that time, the Company's President will be deferring any cash compensation, as will the Company's attorney. The Company will continue to engage outside contractors and consultants who are willing to be paid in stock rather than cash, which will mitigate the Company's deficiency in liquidity. Expenses incurred which cannot be paid in stock, such as Auditors fees, will be paid through shareholders loans from the Company's President until such time as the Company can raise sufficient equity financing.

The Company borrowed $4,721 and $16,204 from Bacchus Entertainment, Ltd., a company owned by the Company's President, Penny Green for the year ended September 30 ,2002 and period ended September 30, 2001. The funds from the loan were used for working capital purposes. The loan is interest free and there are no specific repayment terms.

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, management anticipates it will continue to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located primarily in Canada and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1,2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

Discussion and Analysis of Financial Condition
----------------------------------------------

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

UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY
RESULTS.

As a result of the Company's lack of operating history and the emerging nature of the market in which it competes, the Company is unable to forecast its revenues accurately. The Company's current and future expense levels are based largely on its investment/operating plans and estimates of future revenue and are to a large extent based on the Company's own estimates. Sales and operating results generally depend on the volume of, timing of, and ability to obtain customers, orders for services received, and revenues therefrom generated. These are, by their nature, difficult at best to forecast.

The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or delay. Accordingly, any significant shortfall or delay in revenue in relation to the Company's planned expenditures would have an immediate adverse affect on the Company's business, financial condition, and results of operations. Further, in response to changes in the competitive environment, the Company may from time to time make certain pricing, service, or marketing decisions that could have a material adverse effect on the Company's business, financial condition, operating results, and cash flows.

DEVELOPING MARKET; ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR COMMERCE JUST NOW BEING PROVEN.

The Company's long-term viability is substantially dependent upon the continued widespread acceptance and use of the Internet as a medium for business commerce, in terms of the sales of both products and services to businesses and individuals. The use of the Internet as a means of business sales and commerce has only recently reached a point where many companies are making reasonable profits from their endeavors therein, and there can be no assurance that this trend will continue.

The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or increased governmental regulation could slow or stop the growth of the Internet as a viable medium for business commerce. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, accessibility and quality of service) remain unresolved and may adversely affect the growth of Internet use or the attractiveness of its use for business commerce.

The failure of the necessary infrastructure to further develop in a timely manner, or the failure of the Internet to continue to develop rapidly as a valid medium for business would have a material adverse effect on the Company's business, financial condition, operating results, and cash flows.

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

RISKS OF POTENTIAL GOVERNMENT REGULATION AND OTHER LEGAL UNCERTAINTIES RELATING TO THE INTERNET.

The Company is not currently subject to direct federal, state, or local regulation in the United States and Canada other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, because the Internet is becoming increasingly popular, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content, and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. The adoption of such consumer protection laws could create uncertainty in Internet usage and reduce the demand for all products and services.In addition, the Company is not certain how its business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption, and other intellectual property issues, taxation, libel, obscenity, and export or import matters. It is possible that future applications of these laws to the Company's business could reduce demand for its products and services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

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


ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-15.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The accounting firm of Russell Bedford Stefanou Mirchandani LLP (formerly, Stefanou & Company, LLP) Certified Public Accountants audited our financial statements. Since inception, we have had no changes in or disagreements with our accountants

                                    Part III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The following table sets forth the name, age, and position of the executive officers and directors of the Company as of January 10, 2002. The directors were appointed until the Company's next annual general meeting or until a successor is elected and qualifies to be a director of the Company:


Name                  Age     Title                                     Term
----                  ---     -----                                     ----

Penny Green           31      President, CEO, sole Director             Annual


The following table sets forth the portion of their time the Officers and Directors devote to the Company:

Penny Green                        50%

The term of office for each director is one (1) year, or until his/her successor is elected at the Company's annual meeting and is qualified. The term of office for each officer of the Company is at the pleasure of the board of directors.

The board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm's length.

(b) Identification of Certain Significant Employees.

RYAN TUNNICLIFFE
Ryan Tunnicliffe has been Creative Director of Mediatelevision.tv since October 2000. He is the director, editor and co-creator of Fashionfreakz.com. Mr. Tunnicliffe has achieved success and recognition as an artist, musician and filmmaker, talents that have led him in his primary occupation for the past eight years. Mr. Tunnicliffe has directed eight short films, three of which have been sold to the Canadian Broadcasting Corporation, and was invited to participate in the 2001 European Arts Festival as a filmmaker. His experience includes producing webcasts and interviews for such high profile bands as Atlantic recording artist Bif Naked, and Vancouver bands Rhymes with Orange and Pilgrims of the Mind. Mr. Tunnicliffe has a Bachelor of Fine Arts from the Emily Carr Institute of Design.

All strategic matters and critical decisions are handled by the directors and executive officers of the Company.

(c) Family Relationships. None

(d) Business Experience.

The following is a brief account of the business experience during the past five years of each director and executive officer of the Company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

PENNY GREEN, C.E.O, PRESIDENT AND DIRECTOR
Penny Green, has been C.E.O., President and Director of Mediatv since October, 2000 and was developing the concept and business plan for Mediatv for several years previously. Ms. Green worked as VP, Business Development of Angelaudio.com, Inc. (OTCBB: AADC), an online music distribution company, from May, 2000 to September, 2000. From April, 1999 to December, 1999 she worked as VP, Production and Programming for Payforview.com Corp (OTC.BB.PAYV). From March 1998 to the present, Ms. Green has acted as the President of production, consulting and finance company Bacchus Entertainment Ltd. Ms. Green was the Director of International Sales for film distribution company Westar Entertainment, Inc., a subsidiary of Eclipse Entertainment, Inc. (OTCBB: ECLE) from February 1998 to November 1998. From 1996 to June 1998 Ms. Green worked as a securities and entertainment lawyer at the firms Lang, Michener and Baily, McLean. In 1995, Ms. Green articled at the firm Fasken Martineau (then Russel & DuMoulin). Ms. Green has a B.A. in English Literature from the University of Trent and an LL.B. (Bachelor of Laws) from the University of British Columbia. Ms. Green has also taken courses in continuous disclosure and taking companies public at Simon Fraser University.

(e)      Directors Compensation

Directors who are also officers of the Company receive no cash compensation for services as a director.

ITEM 10. EXECUTIVE COMPENSATION

The Company is not presently paying any executive compensation. At the conclusion of the Offering, the Board of Directors may adopt an executive compensation plan for key executives. Such compensation will enable the Company to attract and retain skilled professional managerial and technical executive employees on a competitive basis.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Beneficial owners of five percent (5%) or greater, of the Company's common stock: No preferred stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 2,313,912 shares outstanding at January 13, 2003.

Title of       Name and Address of            Amount of Beneficial      Percent
Class          Beneficial Owner               Interest                  of Class
-----          ----------------               --------                  --------

Common   Thomas Braun (1)                     500,000                   21.77%
         309 - 837 West Hastings Street
         Vancouver, BC  V6C 3N6

Common   Penny O. Green (2)                  1,500,000                  65.31%
         1904 West 16th Avenue, Suite 1
         Vancouver, BC  V6J 2M4

(1) Thomas Braun's shares are registered in the name of his private consulting company Braun Management Services, Inc.

(2) Penny O. Green owns 500,000 common shares in her name directly and also beneficially owns 1,000,000 common shares owned by Bacchus Entertainment Ltd., a company of which she is the sole shareholder.

Other than Penny Green and Thomas Braun, no person beneficially owns more than 5% of the Company's outstanding common stock.


b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at January 13, 2003.

Title of       Name and Address of            Amount of Beneficial      Percent
Class          Beneficial Owner               Interest                  of Class
-----          ----------------               --------                  --------

Common   Penny O. Green (2)                   1,500,000                 65.31%
         1904 West 16th Avenue, Suite 1
         Vancouver, BC  V6J 2M4

Total as a group..                            1,500,000                 65.31%

Disclosure Of Commission Position On Indemnification For Securities Act
-----------------------------------------------------------------------
Liabilities
-----------

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons, we have been advised that in the opinion of the SEC, the indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities, other than the payment by us of expenses incurred or paid by our directors, officers or controlling persons in the successful defense of any action, suit or proceedings, is asserted by the director, officer, or controlling person in connection with any securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to court of appropriate jurisdiction the question whether the indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of the issues.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the sale of shares to the Company's officers and directors and the transactions listed below, there have not been other any transactions between the Company and officers, directors, persons nominated for these positions, beneficial owners of 5% of more of common stock, or family members of these persons. Mediatelevision.tv, Inc. is a partially owned subsidiary of Bacchus Entertainment Ltd., a company incorporated in British Columbia and 100% owned by Penny Green, the President of the Company.

Bacchus Entertainment Ltd., a British Columbia company ("Bacchus") is the producer of Daxula, the Internet series. In October, 2000 Bacchus received 1,000,000 common shares from the Company pursuant to a licensing agreement dated October 15, 2000 for the Internet series Daxula. The Company also has an option to finance and produce additional episodes of the series and to purchase all rights to the series for a price of 2,000,000 common shares.

Penny Green, the President of the Company, provided services in exchange for 500,000 shares of common stock.

Angela Green, the sister of the Company's President, Penny Green, was paid 60,000 common shares for her invoices of approximately $12,000 for the programming and design of the FashionFreakz website and for developing and programming the FashionFreakz store.

Ryan Tunnicliffe, the Company's executive director and the director of FashionFreakz, was paid 1,000 common shares each month for 15 months for a total of 15,000 shares for use and continuous access to his production studio facilities which include digital video cameras, lighting gear, still cameras, editing and special effects programs, sound editing programs, music production equipment, and compression facilities for encoding video for the Internet.

Chris Ryan, the Company's Sales Manager, was paid 11,666 common shares for services relating to sales and marketing of production services, for advertising products, and for finding and training the Company's sales team.

Thomas Braun, the Company's attorney, provided organizational services in exchange for 500,000 shares of common stock.

Bacchus Entertainment Ltd., an entity controlled by Penny Green, the Company's President and principal shareholder has advanced $ 20,925 and $ 16,204 to the Company as of September 30, 2002 and 2001 respectively for working capital purposes. There are no specific repayment terms.

The Company shares space in the offices of our President, Penny Green. The space is approximately 800 square feet total and we are leased the space free of charge. We share costs for the telephone, fax, and Internet bandwidth.

Sound Revolution, Inc., which is owned and controlled by Penny Green, the President of the Company, paid $5,900 to the Company to develop a television/Internet series relating to music and to design a corporate logo and website.

                                     Part IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Annual Report on Form 10-KSB"

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of September 30, 2002 are filed as part of this report.

         (1) Financial statements of Mediatelevision.tv, Inc.

                                                                            Page

Independent Auditor's Report for year ended September 30, 2002 and 2001.....F-3

Consolidated Balance Sheet at September 30, 2002 and 2001...................F-4

Consolidated Statements of Losses for the year ended September 30, 2002 and for the period from October 11, 2000 (date of inception) to September
30, 2001 and for the period October 11, 2000 to September 30, 2002..........F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the period from October 11, 2000 (date of inception) to September 30, 2002.............F-6

Consolidated Statements of Cash Flows for the year ended September 30,
2002 and for the period from October 11, 2000 to September 30, 2001 and for the period October 11, 2000 (date of inception) to September
30, 2002....................................................................F-7

Notes to Consolidated Financial Statements...........................F-8 to F-15


         (2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3) Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit
Number            Description of Document
------            -----------------------

3.1 (a)           Articles of Incorporation
3.2 (a)           By-laws
99.1              Section 906 Certification of CEO


(a) Included as an Exhibit to Mediatelevision.tv, Inc.'s registration statement on Form 10-SB filed January 29, 2002.

b) Reports on Form 8-K

No Current Reports on Form 8-K were filed during the year ended September 30,
2002


ITEM 14. CONTROLS AND PROCEDURES

The registrants' Principal executive officers and principal financial officer, based on their evaluation of the registrants' disclosure controls and procedures ( as defined in Rules 13a-14(c) and 15d -14 ( c ) of the Securities Exchange Act of 1934 ) as of December 20, 2002 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2002, the date of their most evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the registrants' internal controls.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    January 14, 2003           MEDIATELEVISION.TV, INC.


                                    /s/ Penny Green
                                    ------------------------------------
                                    Penny Green
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Penny Green                     Director                   January 14, 2003
---------------------------
Penny Green

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                           SEPTEMBER 30, 2002 AND 2001



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                             MEDIATELEVISION.TV, INC

                                                                        Page No.
                                                                        --------
Report of Independent Certified Public Accountants                           F-3

Consolidated Balance Sheets at September 30, 2002 and 2001                   F-4

Consolidated Statements of Losses for the year ended September 30, 2002 and for the period from October 11, 2000 (date of inception) to
September 30, 2001 and for the period October 11, 2000 to September 30,
2002                                                                         F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the
period from October 11, 2000 (date of inception) to September 30, 2002       F-6

Consolidated Statements of Cash Flows for the year ended September 30,
2002 and for the period from October 11, 2000 to September 30, 2001 and for the period October 11, 2000 (date of inception) to September
30, 2002                                                                     F-7

Notes to Consolidated Financial Statements                           F-8 to F-15

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors
Mediatelevision.tv, Inc.
Vancouver, BC

We have audited the accompanying consolidated balance sheets of Mediatelevision.tv Inc ( a development stage Company ) as of September 30, 2002 and 2001 and the related consolidated statements of losses, stockholders' equity and cash flows for the year ended September 30, 2002 and for the period from October 11, 2000 (date of inception) to September 30, 2001 and for the period October 11, 2000 ( date of inception ) to September 30, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mediatelevision.tv, Inc as of September 30, 2002 and 2001 and the results of its operations and its cash flows for the year ended September 30, 2002 and for the period from October 11, 2000 (date of inception) to September 30,2001 and from October 11, 2000 ( date of inception ) to September 30, 2002, in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note I to the financial statements, from its inception the Company has suffered recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                 /s/ Russell Bedford Stefanou Mirchandani LLP
                                 --------------------------------------------
                                 Russell Bedford Stefanou Mirchandani LLP
                                 Certified Public Accountants
New York, New York
January 13, 2003


                                       MEDIATELEVISION.TV, INC
                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED BALANCE SHEETS
                                     SEPTEMBER 30, 2002 AND 2001
                                                                             2002            2001
                                                                          ----------      ----------
                                               ASSETS
Current assets:
Cash and equivalents                                                      $     327       $       6
Deposits                                                                        877             877
Advance to related parties (Note B )                                          2,496          11,078
                                                                          ----------      ----------
           Total current assets                                               3,700          11,961

Property & Equipment- at cost
Furniture, Equipment & Leasehold Improvements                                   887             887
Less: Accumulated Depreciation                                                 (289)           (116)
                                                                          ----------      ----------
                                                                                598             771
License Agreement, at cost (Notes  F & G)                                        --          10,000
                                                                          ----------      ----------

                                                                          $   4,298       $  22,732
                                                                          ==========      ==========

                             LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable                                                             31,664             407
Advances from shareholder (Note C)                                           20,925          16,204
                                                                          ----------      ----------
              Total Current Liabilities                                      52,589          16,611

Commitments and Contingencies (Note E)

Stockholders' Equity (Deficit)( Note F )

Preferred stock, par value $ 0.001 per share ;
20,000,000 authorized, none issued and outstanding at
September 30, 2002 and September 30, 2001                                        --              --
Common stock, par value $0.0001 per share;80,000,000 authorized,
2,296,632 and 2,249,632 issued and outstanding at September 30, 2002
and September 30, 2001,respectively                                             230             225
Additional paid in capital                                                   79,097          69,700
Deficit accumulated during development stage                               (127,618)        (63,804)
                                                                          ----------      ----------
             Total Stockholders' Equity (Deficit)                           (48,291)          6,121
                                                                          ----------      ----------
                                                                          $   4,298       $  22,732
                                                                          ==========      ==========


              See accompanying notes to the audited consolidated financial statements.


                                            MEDIATELEVISION.TV, INC
                                         (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENT OF LOSSES

                                                                     For the Period        For the Period
                                                                    October 11, 2000      October 11, 2000
                                                For the Year      (Date of Inception)    (Date of Inception)
                                             Ended September 30,  through September 30,  through September 30,
                                                     2002                 2001                  2002
                                                 ------------         ------------          ------------
Operating expenses:
Selling, general and administrative              $    67,281          $    72,922           $   140,204
Depreciation                                             173                  116                   289
                                                 ------------         ------------          ------------
   Total Operating Expenses                           67,454               73,038               140,493

Other Income
   Miscellaneous Income                                1,310                9,964                11,274
   Foreign currency translation Gain (Loss)            2,330                 (729)                1,601
                                                 ------------         ------------          ------------
   Total Other Income                                  3,640                9,235                12,875
Net loss before taxes                                (63,814)             (63,804)             (127,618)
Provision for income taxes                                --                   --                    --
                                                 ------------         ------------          ------------
Net loss                                         $   (63,814)         $   (63,804)          $  (127,618)
                                                 ============         ============          ============

Loss per common Share (Basic and Diluted)        $     (0.03)         $     (0.03)          $     (0.06)
                                                 ------------         ------------          ------------

Weighted Average Common Share Outstanding          2,164,380            2,043,038             2,043,038
                                                 ============         ============          ============


                   See accompanying notes to the audited consolidated financial statements.


                                                       MEDIATELEVISION.TV, INC
                                                    (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                           FOR THE PERIOD OCTOBER 11, 2000 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2002

                                                                                                        Deficit
                                                                                                      Accumulated
                                                                                         Additional     During
                                                             Common Stock  Common Stock    Paid in    Development
                                              Common Shares     Amount     Subscriptions   Capital       Stage        Total
                                                ----------   ----------    ------------- ----------   ----------    ----------
Common stock issued in October 2000 to
founders in exchange for services rendered
at $.01 per share                               1,000,000          100           --         9,900           --        10,000

Common stock issued in October 2000 to
founder in exchange for License and
Distribution Agreement at $.01 per share        1,000,000          100           --         9,900           --        10,000

Common Stock subscribed March 2001, at $.20
per share                                              --           --        3,833            --           --         3,833

Common Stock subscribed April 2001, at $.20
per share                                              --           --        6,720            --           --         6,720

Common Stock issued in April 2001 in
exchange for services rendered  at $.20 per
share                                              18,000            2           --         3,598           --         3,600

Common Stock subscribed May 2001, at $.20
per share                                              --           --       12,080            --           --        12,080

Common Stock issued in May 2001 in exchange
for services rendered  at $.20 per share           67,000            7           --        13,393           --        13,400

Common Stock subscribed June 2001, at $.20
per share                                              --           --        1,200            --           --         1,200

Common Stock subscribed July 2001, at $.20
per share                                              --           --        1,026            --           --         1,026

Common Stock issued in July 2001 in exchange
for services rendered  at $.20 per share            8,000            1           --         1,599           --         1,600

Common Stock subscribed August 2001, at $.20
per share                                              --           --        1,000            --           --         1,000

Common Stock issued in August 2001 in
exchange for services rendered  at $.20 per
share                                              14,666            1           --         2,932           --         2,933

Common Stock subscribed September 2001, at
$.20 per share                                         --           --        2,533            --           --         2,533

Conversion of Common Stock Subscriptions on
September 10, 2001 into Common Stock,             141,966           14      (28,392)       28,378           --            --

Net Loss                                               --           --           --            --      (63,804)      (63,804)
                                                ----------   ----------   ----------    ----------   ----------    ----------

Balance at September 30, 2001                   2,249,632    $     225           --        69,700      (63,804)        6,121

Common stock issued for cash, January 2002
at $0.20 per share                                 37,500            3           --         7,722           --         7,725

Common stock issued April 2002 in exchange
for services rendered  at $.18 per share            8,167            1           --         1,409           --         1,410

Common stock issued for cash, May 2002, at
$0.20 per share                                     1,333            1           --           266           --           267

Net Loss                                               --           --           --            --      (63,814)      (63,814)
                                                ----------   ----------   ----------    ----------   ----------    ----------
Balance at September 30, 2002                   2,296,632    $     230    $      --     $  79,097    $(127,618)    $ (48,291)
                                                ==========   ==========   ==========    ==========   ==========    ==========


                         See accompanying notes to the audited consolidated financial statements


                                            MEDIATELEVISION.TV, INC
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            For the Period from    For the Period from
                                                                              October 11, 2000      October 11, 2000
                                                          For the Year      (Date of Inception)    (Date of Inception)
                                                       Ended September 30,  through September 30,  through September 30,
                                                               2002                 2001                  2002
                                                           ------------         ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operating activities                           $ (63,814)         $ (63,804)            $(127,618)
Adjustments to reconcile net loss to net cash:
Common stock issued to founders in exchange for services            --             10,000                10,000
Common stock issued in exchange for services                     1,410             21,533                22,943
Depreciation                                                       173                116                   289
Write off of License fees                                       10,000                 --                10,000
Change in:
Prepaid expenses and other assets                                   --               (877)                 (877)
Advances to related parties                                      8,582            (11,078)               (2,496)
Accounts payable                                                31,257                407                31,664
                                                             ----------         ----------            ----------
NET CASH USED IN OPERATING ACTIVITIES                          (12,392)           (43,703)              (56,095)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures, net of disposals                              --               (887)                 (887)
                                                             ----------         ----------            ----------
NET CASH USED IN INVESTING ACTIVITIES                               --               (887)                 (887)

CASH FLOWS (USED IN) / PROVIDED BY FINANCING ACTIVITIES:
Proceeds from stockholder advances                               4,721             16,204                20,925
Proceeds from issuance of common stock                           7,992             28,392                36,384
                                                             ----------         ----------            ----------
NET CASH PROVIDED BY  FINANCING ACTIVITIES                      12,713             44,596                57,309


Net cash increase in cash and cash equivalents                     321                  6                   327

Cash and cash equivalents at beginning of the period                 6                 --                    --
                                                             ----------         ----------            ----------
Cash and cash equivalents at end of the period               $     327          $       6             $     327

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest                     $      --          $      --             $      --
Cash paid during the period for taxes                               --                 --                    --
Common stock issued in exchange for services                     1,410             21,533                22,943
Common stock issued to founders in exchange for services
Common stock issued to founders in exchange for License
Agreement                                                           --             10,000                10,000
                                                                    --             10,000                10,000



                      See accompanying notes to audited consolidated financial statements

                            MEDIATELEVISION.TV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation
----------------------------------

Mediatelevision.tv, Inc (the "Company") was formed on October 11, 2000 under the laws of the State of Delaware. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS. 7") and is in the business of producing, acquiring and syndicating episodic series designed especially for the Internet. From its inception through the date of these financial statements, the Company has incurred significant operating expenses and accumulated losses of $ 127,618. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise."

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Mediatelevision.tv Distribution, Ltd. Significant inter company transactions have been eliminated in consolidation.

REVENUE RECOGNITION
-------------------

INTERNET SERIES PRODUCTION, DISTRIBUTION AND SYNDICATION. The Company produces episodic video series designed especially for the Internet. Revenues are recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 53 ("SFAS 53"). Revenues from production and license agreements are recognized when the license period begins and the programming is available pursuant to the terms of the agreement, typically when the finished product has been delivered or made available and accepted by the customer. The Company also provides distribution services for content producers who want to syndicate their content through the Internet. Service revenue is recognized when persuasive evidence of a sale or licensing arrangement with a customer exists, the series is complete and has been delivered or is available for immediate and unconditional delivery in accordance with the terms of the arrangement, the license period has begun and the customer can begin its exploitation, exhibition, or sale, the fee is fixed or determinable, and collection of the fee is reasonably assured. No amounts in the historical financials statements currently exist for this item, but this will be the accounting policy upon generating amounts in the future."

PRODUCT PLACEMENT AND ADVERTISING. The Company develops plans for clients to maximize Internet revenue opportunities. Business development fees are generally based upon agreements whereby the clients are contractually obligated to pay to the Company a fixed fee for the opportunity to develop business using the Company's proprietary technology. The fees are recognized by the Company as earned, and the specific timing of which depends on the terms and conditions of the particular contractual arrangements."

PROPRIETARY SOFTWARE. The Company develops software for authoring interactive episodic Internet shows. The Company generates revenues from licensing software, and providing professional services such as consulting, training, development, maintenance, product support and periodic updates for previously licensed products. The Company follows the provisions of Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to
Certain Transactions." License revenue is recognized when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed and determinable, and collection is probable. Revenues from professional services are typically recognized as the services are performed or recognized rateably over the term of the agreements. . No amounts in the historical financials statements currently exist for this item, but this will be the accounting policy upon generating amounts in the future."

ENCODING, BANDWIDTH AND MEDIA MANAGEMENT. Revenues derived from encoding and domain name registration are recognized as service revenue in the period the services are provided. Website creation, hosting, Internet bandwidth, and e-commerce service fees are recognized as service revenue over the life of the related contracts, which in most instances include set up fees and monthly fees. No amounts in the historical financials statements currently exist for this item, but this will be the accounting policy upon generating amounts in the future."

PROMOTIONAL AND OTHER FEES . The Company will follow a policy of recognizing fee income as revenue in the period the service is provided.

                             MEDIATELEVISION.TV, INC
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001



NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Capitalized Software Costs
--------------------------

The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs for employees incurred in developing internal-use computer software. Costs incurred during the preliminary project and post-implementation stages are charged to general and administrative expense. No amounts in the historical financials statements currently exist for this item, but this will be the accounting policy upon generating amounts in the future.

Website Development Costs
-------------------------

The Company recognizes website development costs in accordance with Emerging Issue Task Force ("EITF") No. 00-02, "Accounting for Website Development Costs."" As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in cost of net revenues in the accompanying consolidated statement of income. No amounts in the historical financials statements currently exist for this item, but this will be the accounting policy upon generating amounts in the future.

Advertising
-----------

The Company recognizes advertising expenses in accordance with SOP 93-7 "Reporting on Advertising Costs. "As such, the Company expenses the costs of producing advertisements at the time production occurs. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, or a straight-line basis over the term of the contract. Advertising costs incurred during the year ended September 30, 2002 and 2001 was $ 1,404 and $ 312 respectively.

Income Taxes
------------

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Cash Equivalents
----------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property and Equipment
----------------------

For financial statement purposes, property and equipment will be depreciated using straight-line method over their estimated useful lives (five years for furniture, fixtures and equipment). The straight-line method of depreciation is also used for tax purposes.

                             MEDIATELEVISION.TV, INC
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001



NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets
-----------------

The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Goodwill and Other Intangibles
------------------------------

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over a period not exceeding five years. The Company reviews impairment of goodwill whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows of the businesses acquired. Should impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill based upon the expected discounted future cash flows. No amounts in the historical financials statements currently exist for this item, but this will be the accounting policy upon generating amounts in the future.

The Company is required to adopt SFAS 141 and 142 on a prospective basis as of January 1, 2002. As a result of implementing these new standards, goodwill will continue to be recognized as an asset, but will not be amortized as previously required by APB Opinion No. 17 "Intangible Assets." Instead, goodwill will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future will be based on a new methodology for measuring impairments prescribed by these pronouncements.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Stock Based Compensation
------------------------

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements.

                            MEDIATELEVISION.TV, INC"
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Liquidity
---------

The Company is in the development stage and its efforts have been principally devoted to the business of producing, acquiring, and syndicating episodic series designed especially for the Internet. The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated a net loss of $ 127,618 and $ 63,804 as of September 30, 2002 and September 30, 2001 respectively. The Company's current liabilities exceed its current assets by $ 48,889 at September 30, 2002. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise, an along with other factors may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations and development. The Company is seeking financing in the form of equity in order to provide the necessary working capital. The Company currently has no commitments for financing. There is no guarantee that the Company we will be successful in raising the funds required.

The Company's management believes that its existing capital resources will be sufficient to fund our current level of operating activities, capital expenditures and other obligations through the next 12 months. However, if during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the Company , this could have a material adverse effect on the Company's business, results of operations liquidity and financial condition. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Comprehensive Income
--------------------

The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss Per Share
------------------

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings (loss) per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants will be excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

Foreign Currency Translation
----------------------------

The Company translates the foreign currency financial statements of its Canadian subsidiary in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation. "Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency translation gains and losses are included in the statement of income.

New Accounting Pronouncements
-----------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

                             MEDIATELEVISION.TV, INC
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)


Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1,2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

                             MEDIATELEVISION.TV, INC
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


NOTE B - ADVANCE TO RELATED PARTY

The Company has advanced funds to the Company's President and principal shareholder in the amount of $ 2,496 and $11,078 as of September 30, 2002 and 2001 respectively. There are no specific repayment terms.

NOTE C - ADVANCES FROM SHAREHOLDERS

An entity controlled by the Company's President and principal shareholder has advanced $ 20,925 and $16,204 to the Company as of September 30, 2002 and 2001 respectively for working capital purposes. There are no specific repayment terms."

NOTE D - INCOME TAXES

Financial Accounting Standards No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reserve. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant."

At September 30, 2002, the Company has available for federal income tax purposes a net operating loss carry forward of $ 127,618 expiring in the year 2022, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited."

Components of deferred tax assets at September 30, 2002 are as follows:

                   Non-Current:
                   Net Operating Loss carry forward                  $ 33,000
                   Valuation Allowance                                (33,000)
                                                                     ---------
                   Net Deferred tax asset                            $      -
                                                                     =========

NOTE E - COMMITMENTS AND CONTINGENCIES

Lease Commitment
----------------

The Company has an informal month-to-month agreement with a consultant to the Company for the use and continuous access to the consultant's production studio facilities, in exchange for 1,000 shares of the Company's restricted common stock.

                             MEDIATELEVISION.TV, INC
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


NOTE E - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Consulting Agreement
--------------------

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders, directors and officers. The agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

NOTE F - CAPITAL STOCK

The Company was incorporated under the laws of the State of Delaware on October 11, 2000 under the name of Mediatelevision.tv, Inc. The Company has authorized 20,000,000 shares of preferred stock, with a par value of $0.001 per share. As of September 30, 2002 and 2001, there are no preferred shares outstanding.

The Company has authorized 80,000,000 shares of common stock, with a par value of $0.0001 per share. As of September 30, 2002 and 2001, there are 2,296,632 and 2,249,632 shares of common stock outstanding respectively.

In October 2000, the Company issued 500,000 shares of common stock to its President in exchange for services rendered as a founder of the Company. The Company also issued 500,000 shares of common stock to its Vice President in exchange for organizational services. In accordance with EITF 96-18 the measurement date to determine fair value was in October 2000. This was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued at approximately $0.01 per share, which presents the fair value of the services received which did not differ materially from the value of the stock issued.

In October 2000, the Company issued to an entity controlled by the Company's President and principal shareholder 1,000,000 shares of the Company's common stock pursuant to an agreement for licensing and distributing programming (see Note G). In accordance with Staff Accounting Bulletin Topic 5-G, Transfer of Nonmonetary Assets by Promoters or Shareholders, the Company valued the stock issued at $ 0.01 per share, which represents the shareholder's historical cost of the License Agreement and did not differ materially from the fair value of the stock issued. As of September 30, 2002, the Company wrote off license fees to the expenses.

Between March 12, 2001 and September 30, 2001, the Company issued a total of 141,966 shares of common stock in a private placements and exempt offerings to sophisticated investors, primarily in Canada and in the United States in exchange for $ 28,392 net of costs and fees.

During the year ended September 30, 2001, the Company issued 107,666 shares of common stock to consultants in exchange for services provided to the Company. The Company valued the shares issued at approximately $0.20 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In January 2002, the Company issued a total of 37,500 shares of common stock for cash at $ 0.20 per share.

In April 2002, the Company issued a total of 8,167 shares of common stock to consultants in exchange for services provided to the Company. The Company valued the shares issued at approximately $0.18 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In May 2002, the Company issued a total of 1,333 shares of common stock for cash at $ 0.20 per share.

                             MEDIATELEVISION.TV, INC
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE G - RELATED PARTY TRANSACTIONS

In October 2000, the Company issued 500,000 shares of common stock to the Company's President and also 500,000 shares of common stock to its Vice President for services rendered (see Note F).

In October 2000, the Company entered into an exclusive License and Distribution Agreement ("License") with an entity controlled by the Company's President and principal shareholder to distribute specific programming produced prior to January 5, 2003 in exchange for 1,000,000 shares of the Company's issued and outstanding common stock. After full recoupment of all expenses, the License provides the Company 50% of all revenues from distributing the product on the Internet, as well as 40% of any television and related media licensing. The Company has an option through January 5, 2003 to purchase all of the copyright, title and interest to the programming in exchange 2,000,000 common shares of the Company's common stock. The license value approximates the shareholder's historical cost which consists mainly of cash expenditures associated with the license. As of September 30, 2002, the Company wrote off license fees to expenses. (see Note F).

During the year ended September 30,2001, the Company issued 60,000 common shares for payment in full to a vendor related to the president of the Company for expenses.

During the year ended September 30, 2001, the Company paid a total of 15,000 shares to executive director of the Company for use and continuous access to his production studio facilities and other services.

The Company has advanced funds to the Company's President and principal shareholder in the amount of $ 2,496 and $11,078 as of September 30, 2002 and 2001 respectively. An entity controlled by the Company's President and principal shareholder has advanced $ 20,925 and $16,204 to the Company as of September 30, 2002 and 2001 respectively for working capital purposes (see Note B and C).

NOTE H - NET LOSS PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                           2002          2001
                                                           ----          ----
        Net loss available for common shareholders     $ (63,814)     $ (63,804)
                                                       ==========     ==========
        Basic and fully diluted loss per share         $   (0.03)     $   (0.03)
                                                       ==========     ==========
        Weighted average common shares outstanding      2,164,380      2,043,038
                                                       ==========     ==========

NOTE I - GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements from October 11, 2000 (date of inception of Company), up to September 30, 2002, the Company incurred losses from operations of $ 127,618. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing of its products, establishing a profitable market for the Company's products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

                                 CERTIFICATIONS


I, Penny Green, certify that:

1. I have reviewed this annual report on Form 10KSB of Mediatelevision.TV, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls an procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and
         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 13, 2003

/s/ Penny Green
-----------------------------
    Penny Green