Form 10QSB
period 2002-12-31
MEDIATELEVISION TV INC
filed 2003-02-18
CIK 1165876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                    For the quarter ended December 31, 2002.

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

Yes                       No        X
    --------------            --------------

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-QSB or any amendment to this Form 10-QSB.
          X
    -------------

State issuer's revenues for its most recent fiscal year.      $0

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 13, 2003, n/a

Number of outstanding shares of the registrant's par value $0.0001 common stock,
as of February 13, 2003.     2,313,912

                            MEDIATELEVISION.TV, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            Page
                                                                            ----
                          Part I Financial Information

Item 1.    Financial Information...............................................3

Item 2.    Management's Discussion and Analysis or Plan of Operation...........9

Item 3.    Controls and Procedures............................................16

                            Part II Other Information

Item 1.    Legal Proceedings..................................................17

Item 2.    Changes in Securities..............................................17

Item 3.    Defaults Upon Senior Securities....................................17

Item 4.    Submission of Matters to a vote of Security Holders................17

Item 5.    Other Information..................................................17

Item 6.    Exhibits and Reports on Form 8-K ..................................18

Signatures  ..................................................................18

                                    PART I

ITEM 1. FINANCIAL INFORMATION


Condensed Consolidated Balance Sheet at December 31, 2002 and September 30, 2002

Condensed Consolidated Statements of Losses for the three months ended December 31, 2002 and 2001 and for the period from October 11, 2000 (date of inception) to December 31,2002

Condensed Consolidated Statement of Deficiency in Stockholders' Equity for the period from October 11, 2000 (date of inception) to December 31, 2002

Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2002 and 2001 and for the period from October 11, 2000 to December 31, 2002

Notes to Condensed Consolidated Financial Statements

                                        MEDIATELEVISION.TV, INC
                                     (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED CONSOLIDATED BALANCE SHEET

                             ASSETS
                                                                      December 31,2002  September 30,2002
                                                                      ----------------  -----------------
                                                                       ( Unaudited )
Current assets:
Cash and equivalents                                                  $         304      $         327
Deposits                                                                        877                877
Advance to related parties                                                    3,614              2,496
                                                                      --------------     --------------
           Total current assets                                               4,795              3,700

Property & Equipment- at cost
Furniture, Equipment & Leasehold Improvements                                   887                887
Less: Accumulated Depreciation                                                 (334)              (289)
                                                                      --------------     --------------
                                                                                553                598

                                                                      --------------     --------------

                                                                      $       5,348      $       4,298


         LIABILITIES AND DEFICIENCY IN STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts payable                                                             33,508             31,664
Advances from shareholder                                                    20,950             20,925
                                                                      --------------     --------------
              Total Current Liabilities                                      54,458             52,589

Commitments and Contingencies
Deficiency in Stockholders' Equity

Preferred stock, par value $ 0.001 per share ;
20,000,000 authorized, none issued and outstanding at
December 31, 2002 and September 30, 2002                                         --
                                                                      --------------
Common stock, par value $0.0001 per share; 80,000,000 authorized,
2,313,912 and 2,296,632 shares issued and outstanding at
December 31, 2002 and September 30, 2002, respectively                          233                230
Additional paid in capital                                                   82,381             79,097
Deficit accumulated during development stage                               (131,724)          (127,618)
                                                                      --------------     --------------
             Total Deficiency in Stockholders' Equity                       (49,110)           (48,291)
                                                                      --------------     --------------
                                                                      $       5,348      $       4,298


          See accompanying notes to the unaudited condensed consolidated financial statements.

                                                   4

                                             MEDIATELEVISION.TV, INC
                                          (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                                   (Unaudited)

                                                                                            October 11, 2000(Date
                                                 Three Months Ended    Three Months Ended   of Inception) through
                                                  December 31,2002      December 31, 2001     December 31, 2002
                                                  ----------------      -----------------     -----------------
OPERATING EXPENSES:
   Selling, general and administrative              $     3,843           $     6,286           $   144,048
   Depreciation                                              45                    40                   334
                                                    ------------          ------------          ------------
Total Operating Expenses                                  3,888                 6,326               144,382

Other Income
   Miscellaneous Income                                                                              11,274
   Foreign currency translation Loss                       (218)                   45                 1,383
                                                    ------------          ------------          ------------
Total Other Income (loss)                                  (218)                   45                12,657
   Net loss before taxes                                 (4,106)                6,281              (131,725)
   Provision for income taxes                                --                    --                    --
                                                    ------------          ------------          ------------
NET LOSS                                            $    (4,106)          $     6,281           $  (131,725)
                                                    ============          ============          ============

Loss per common Share (Basic and Diluted)           $     (0.03)          $     (0.01)          $     (0.06)
                                                    ============          ============          ============

Weighted Average Common Shares Outstanding            2,377,419             2,043,038             2,377,419
                                                    ============          ============          ============

               See accompanying notes to the unaudited condensed consolidated financial statements.

                                                        5

                                                   MEDIATELEVISION.TV, INC
                                                (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                        FOR THE PERIOD OCTOBER 11, 2000 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2002
                                                                                                      Accumulated
                                                                                         Additional     During
                                                             Common Stock  Common Stock    Paid in    Development
                                              Common Shares     Amount     Subscriptions   Capital       Stage        Total
                                              -------------  ------------  ------------- ----------   -----------   ----------
Common stock issued in October 2000 to
founders in exchange for services rendered
at $.01 per share                               1,000,000          100           --         9,900          --        10,000

Common stock issued in October 2000 to
founder in exchange for License and
Distribution Agreement at $.01 per share        1,000,000          100           --         9,900          --        10,000

Common Stock subscribed March 2001, at $.20
per share                                              --           --        3,833            --          --         3,833

Common Stock subscribed April 2001, at $.20
per share                                              --           --        6,720            --          --         6,720

Common Stock issued in April 2001 in
exchange for services rendered  at $.20 per
share                                              18,000            2           --         3,598          --         3,600

Common Stock subscribed May 2001, at $.20
per share                                              --           --       12,080            --          --        12,080

Common Stock issued in May 2001 in exchange
for services rendered  at $.20 per share           67,000            7           --        13,393          --        13,400

Common Stock subscribed June 2001, at $.20
per share                                              --           --        1,200            --          --         1,200

Common Stock subscribed July 2001, at $.20
per share                                              --           --        1,026            --          --         1,026

Common Stock issued in July 2001 in exchange
for services rendered  at $.20 per share            8,000            1           --         1,599          --         1,600

Common Stock subscribed August 2001, at $.20
per share                                              --           --        1,000            --          --         1,000

Common Stock issued in August 2001 in
exchange for services rendered  at $.20 per
share                                              14,666            1           --         2,932          --         2,933

Common Stock subscribed September 2001, at
$.20 per share                                         --           --        2,533            --          --         2,533

Conversion of Common Stock Subscriptions on
September 10, 2001 into Common Stock,             141,966           14      (28,392)       28,378          --            --

Common stock issued for cash, January 2002
at $0.20 per share                                 37,500            3           --         7,722          --         7,725

Common stock issued April 2002 in exchange
for services rendered  at $.18 per share            8,167            1           --         1,409          --         1,410

Common stock issued for cash, May 2002, at
$0.20 per share                                     1,333            1           --           266          --           267

Net Loss                                               --           --           --            --     (63,814)      (63,814)
                                                ----------   ----------   ----------    ----------  ----------    ----------
Balance at September 30, 2002                   2,296,632    $     230    $      --     $  79,097   $(127,618)    $ (48,291)
                                                ==========   ==========   ==========    ==========  ==========    ==========

Common stock issued for cash, October 2002
At $ 0.19 per share                                 7,800            1                      1,483                     2,340

Common stock issued for cash, October 2002
At $ 0.19 per share                                 7,800            1                      1,483                     2,340

Common stock issued for cash, November 2002
At $ 0.19 per share                                 1,680            1                        318                       504

Net Loss                                                                                               (4,106)       (4,106)

                                                ----------   ----------   ----------    ----------  ----------    ----------
Balance at December 31, 2002                    2,313,912    $     233    $      --     $  82,381   $(131,724)    $ (49,110)
                                                ==========   ==========   ==========    ==========  ==========    ==========

                     See accompanying notes to the unaudited condensed consolidated financial statements

                                                             6

                                                       MEDIATELEVISION.TV, INC
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                             (Unaudited)
                                                                                                                  October 11, 2000
                                                                                                                      (Date of
                                                                 Three Months Ended      Three Months Ended      Inception) through
                                                                  December 31,2002        December 31, 2001       December 31, 2002
                                                                  ----------------        -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operating activities                                 $      (4,106)          $      (6,281)          $    (131,724)
Adjustments to reconcile net loss to net cash:
Common stock issued to founders in exchange for services                      --                      --                  10,000
Common stock issued in exchange for services                                  --                      --                  22,943
Depreciation                                                                  45                      40                     334
Write off of License fees                                                     --                      --                  10,000
Change in:
Prepaid expenses and other assets                                             --                       7                    (877)
Advances to related parties                                               (1,118)                  6,983                  (3,614)
Accounts payable                                                           1,844                     799                  33,508
                                                                   --------------          --------------          --------------
NET CASH USED IN OPERATING ACTIVITIES                                     (3,335)                  1,548                 (59,431)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures, net of disposals                                        --                       9                    (887)
                                                                   --------------          --------------          --------------
NET CASH USED IN INVESTING ACTIVITIES                                         --                       9                    (887)
CASH FLOWS (USED IN) / PROVIDED BY FINANCING ACTIVITIES:
Proceeds from stockholder advances                                            25                  (2,057)                 20,950
Proceeds from issuance of common stock                                     3,287                      --                  39,671
                                                                   --------------          --------------          --------------
NET CASH PROVIDED BY  FINANCING ACTIVITIES                                 3,312                  (2,057)                 60,321
Net cash increase (decrease) in cash and cash equivalents                    (23)                   (500)                    304
Cash and cash equivalents at beginning of the period                         327                       6                      --
                                                                   --------------          --------------          --------------
Cash and cash equivalents at end of the period                     $         304           $        (494)          $         304
                                                                   ==============          ==============          ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest                           $          --           $          --           $          --
Cash paid during the period for taxes                                         --                      --                      --
Common stock issued in exchange for services                                  --                      --                  22,943
Common stock issued to founders in exchange for services                      --                      --                  10,000
Common stock issued to founders in exchange for License                       --                      --                  10,000
Agreement

                           See accompanying notes to unaudited condensed consolidated financial statements

                                                                 7

                            MEDIATELEVISION.TV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

General
-------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2002 financial statements and footnotes thereto included in the Company's Annual Report as filed on SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

Mediatelevision.tv, Inc (the "Company") was formed on October 11, 2000 under the laws of the State of Delaware. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS. 7") and is in the business of producing, acquiring and syndicating episodic series designed especially for the Internet. From its inception through the date of these financial statements, the Company has incurred significant operating expenses and accumulated losses of $ 131,724. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Mediatelevision.tv Distribution, Ltd. Significant inter company transactions have been eliminated in consolidation.

Reclassification
----------------

Certain prior period amounts have been reclassified for comparative purposes

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2002, the Company had a cash balance of $304. The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing of its products, establishing a profitable market for the Company's products and additional equity investment in the Company.


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

QUARTER ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

Results Of Operations
---------------------

During the quarter ended December 31, 2002 and 2001, the Company received no revenues from operations and incurred expenses of $3,888 and $6,326 respectively. The expenses stem from general, administrative and development expenses relating to the development of the Company's websites and administrative fees.

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

The Company sustained a net losses of $4,106 and $6,281 for the quarter ended December 31, 2002 and 2001 respectively.

As of December 31, 2002, we had a deficit in working capital of approximately $49,663.

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

LIQUIDITY

At December 31, 2002, the Company had total current assets of $4,795 and total liabilities of $54,458. As of December 31, 2002, the Company had an accumulated deficit of approximately $131,724. The Company intends to continue to make financial investments in marketing, content, technology and website development. The Company expects to have revenues from digital production services within the next quarter.

The Company's independent certified public accountants have stated in their report that the Company has incurred operating losses since inception, and that the Company is dependent upon managements ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

As a result of the Company's operating loss of $ 131,724 from its inception on October 11, 2000 through December 31, 2002, the Company incurred a cash flow deficit of $ 59,431 from operating activities, adjusted principally for depreciation and amortization of $ 334 and equity based compensation of $32,943 The Company met its cash requirements during this period through the receipt of $ $20,950 of cash advanced from an entity controlled by the Company's President as well as $39,671 received in exchange for the sales of the Company's common stock in a private placement to sophisticated investors

While the Company has raised capital to meet its working capital requirements in the past, additional financing is required, in order to meet current and projected cash flow deficits from operations. The Company plans to seek financing in the form of equity and debt. The Company believes that once it goes fully reporting and obtains a listing, it will be able to attain sufficient equity financing through the sale of its securities in order to continue its current level of operations. Until that time, the Company's President will be deferring any cash compensation, as will the Company's attorney. The Company will continue to engage outside contractors and consultants who are willing to be paid in stock rather than cash, which will mitigate the Company's deficiency in liquidity. Expenses incurred which cannot be paid in stock, such as Auditors fees, will be paid through shareholders loans from the Company's President until such time as the Company can raise sufficient equity financing.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's management including the Chief Executive Officer, President and Chief Financial Officer, have evaluated, within 90 days prior to the filing of this quarterly report, the effectiveness of the design, maintenance, and operation of the Company's disclosure controls and procedures. Management determined that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     Part II


ITEM 1.  LEGAL PROCEEDINGS

The Company is not aware of any pending or threatened legal proceedings against Mediatelevision.tv, Inc. or any of its properties or subsidiaries.


ITEM 2.  CHANGES IN SECURITIES

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


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


Exhibit
Number            Description of Document
------            -----------------------

3.1 (a)           Articles of Incorporation
3.2 (a)           By-laws
99.1              Section 906 Certification of CEO

(a) Included as an Exhibit to Mediatelevision.tv, Inc.'s registration statement on Form 10-SB filed January 29, 2002.

b) Reports on Form 8-K

No Current Reports on Form 8-K were filed during the quarter ended December 31, 2002



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 14, 2003            MEDIATELEVISION.TV, INC.

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

/s/ Penny Green                     Director                   February 14, 2003
---------------------------
Penny Green

                                 CERTIFICATIONS

I, Penny Green, certify that:

1. I have reviewed this Quarterly report on Form 10-QSB of Mediatelevision.TV, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls an procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors: a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and
         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 12, 2003

/s/ Penny Green
-----------------------------
    Penny Green