Form 10QSB
period 2003-03-31
MEDIATELEVISION TV INC
filed 2003-05-15
CIK 1165876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
           Act of 1934

               For the quarterly period ended: March 31, 2003

       [ ] Transition Report under Section 13 or 15(d) of the Exchange Act

              For the Transition period from _________ to _________

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

                                 (604) 605-0507
                           (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, $0.0001 par value                   2,313,912
                    (Class)                      (Outstanding as of May 1, 2003)

Transitional Small Business Disclosure format (Check one):  Yes [ ]  No [X]

                            MEDIATELEVISION.TV, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Condensed Consolidated Balance Sheet........................................F-1

Condensed Consolidated Statement of Losses..................................F-2

Condensed Consolidated Statement of Cash Flows..............................F-3

Notes to Financial Statements...............................................F-4

Item 2   Management's Discussion and Analysis or Plan of Operation..........3

Item 3   Controls and Procedures............................................9

Part II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K...................................10

Signatures..................................................................10

Certifications..............................................................11

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MEDIATELEVISION.TV,INC
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                          MARCH 31  SEPTEMBER 30
                                                           2003          2002
                                                        ----------    ----------
ASSETS
Current assets :
Cash and equivalents                                    $      82     $     327
Deposits                                                      940           877
Advance to related parties                                  3,355         2,496
TOTAL CURRENT ASSETS                                    $   4,377         3,700

Property & Equipment- at cost
Furniture, Equipment & Leasehold Improvements                 951           887
Less : Accumulated Depreciation                              (408)         (289)
                                                        $     543           598

Licence Agreement, at cost                                     --            --

                                                        ----------    ----------
TOTAL ASSETS                                            $   4,920     $   4,298
                                                        ==========    ==========

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities :
Accounts payable                                           42,210        31,664
Advances from shareholder                                  22,444        20,925
Total Current Liabilities                               $  64,654        52,589

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value $ 0.001 per share;
20,000,000 authorized, none issued and outstanding at
March 31, 2003 and September 30, 2002                          --            --

Common stock, par value $ 0.001 per share;
80,000,000 authorized , 2,313,912 and 2,296,632
issued and outstanding at March 31, 2003 and
September 30, 2002, respectively                              233           230

Additional paid in capital                                 82,381        79,097
Deficit accumulated during development stage             (142,348)     (127,618)
                                                        $ (59,734)      (48,291)
                                                        ----------    ----------
                                                        $   4,920     $   4,298
                                                        ==========    ==========

             SEE ACCOMPANYING FOOTNOTES TO THE UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                                 MEDIATELEVISION.TV, INC
                                              (A Development Stage Company)
                                       CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                                       (UNAUDITED)

                                                                                                       FOR THE PERIOD
                                             FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED    FROM OCTOBER 11,
                                             -------------------------   -------------------------     2000 (DATE OF
                                               MARCH 31,    MARCH 31,     MARCH 31,     MARCH 31,    INCEPTION) THROUGH
                                                2003          2002           2003         2002         MARCH 31, 2003
                                             -----------   -----------   -----------   -----------      -----------
REVENUE :
Internet Service and Design                          --           951            --           951              951
Promotional fees                                     --            --            --            --               --

                                             -----------   -----------   -----------   -----------      -----------
TOTAL REVENUE                                        --           951            --           951              951
                                             -----------   -----------   -----------   -----------      -----------

OPERATING EXPENSES :
Selling, general and administrative               8,699         5,247        12,542        11,532          152,747
Research and Development                             --            --            --            --               --
Depreciation                                         46            44            91            84              380

                                             -----------   -----------   -----------   -----------      -----------
TOTAL OPERATING EXPENSES                          8,745         5,291        12,633        11,616          153,127
                                             -----------   -----------   -----------   -----------      -----------

OTHER INCOME

Miscellaneous Income                                 --            --            --            --           11,274
Foreign currency translation Gain (Loss)         (1,879)       (3,959)       (2,097)       (3,914)            (495)

                                             -----------   -----------   -----------   -----------      -----------
NET LOSS BEFORE TAXES                           (10,624)       (8,299)      (14,730)      (14,579)        (142,348)
                                             -----------   -----------   -----------   -----------      -----------

Provision for income taxes                           --            --            --            --               --

                                             -----------   -----------   -----------   -----------      -----------
NET LOSS                                        (10,624)       (8,299)      (14,730)      (14,579)        (142,348)
                                             -----------   -----------   -----------   -----------      -----------

Loss per common Share (Basic and Diluted)            --         (0.04)        (0.01)   $    (0.01)      $    (0.05)
                                             ===========   ===========   ===========   ===========      ===========

Weighted average common shares outstanding    2,909,137     2,118,144     2,909,137     2,118,144        2,909,137
                                             ===========   ===========   ===========   ===========      ===========

               SEE ACCOMPANYING FOOTNOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                           F-2

                                                      MEDIATELEVISION.TV, INC
                                                   (A Development Stage Company)
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)


                                                                                                                    FOR THE PERIOD
                                                             FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED  FROM OCTOBER 11,
                                                               -----------------------   -----------------------    2000 (DATE OF
                                                                MARCH 31,    MARCH 31,    MARCH 31,    MARCH 31,  INCEPTION) THROUGH
                                                                  2003         2002         2003        2002        MARCH 31, 2003
                                                               ----------   ----------   ----------   ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss from operating activities                               (10,624)   $  (8,299)     (14,730)   $ (14,579)      $(142,348)
Adjustments to reconcile net income to net cash :
Translation Gain or Loss                                           1,879        3,959        2,097        3,914             495
Common stock issued to founders in exchange for services              --           --           --           --          10,000
Common stock issued in exchange for services                          --           --        1,410           --          22,943
Depreciation                                                          46           44           91           84             380
Write off of licence fees                                             --           --           --           --          10,000
CHANGE IN :
Prepaid expenses and other assets                                     --            2           --           --            (877)
Advances to related parties                                        1,494       (2,314)         376        2,671          (2,120)
Accounts payable                                                   7,427         (623)       7,224          179          41,875
                                                               ----------   ----------   ----------   ----------      ----------
NET CASH FROM OPERATING ACTIVITIES                                   222       (7,231)       3,532       (7,731)        (59,652)

CASH FLOWS USED IN INVESTING ACTIVITIES :
Capital expenditures, net of disposals                                 0           (1)          --           --            (887)

CASH FLOWS (USED IN) / PROVIDED BY FINANCING ACTIVITIES :
Proceeds from stockholder advances                                    --           --           --           --          20,950
Proceeds from issuance of common stock                                --        7,725        3,287        7,725          39,671
                                                               ----------   ----------   ----------   ----------      ----------
NET CASH USED IN FINANCING ACTIVITIES                                 --        7,725        3,287        7,725          60,621

NET CASH USED IN CASH AND CASH EQUIVALENTS                           222          494          245    $      (6)             82

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD/ YEAR           304         (494)         347            6              --
                                                               ----------   ----------   ----------   ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD/ YEAR                  82            0           82    $      --              82
                                                               ----------   ----------   ----------   ----------      ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest
Cash paid during the period for taxes                                 --           --    $      --    $      --              --
Common stock issued in exchange for services                          --           --        1,410           --          22,943
Common stock issued to founders in exchange for services              --           --           --           --          10,000
Common stock issued to founders in exchange
   for Licence Agreement                                              --           --           --           --          10,000



                         SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                               F-3

                             MEDIATELEVISION.TV, INC
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

BUSINESS AND BASIS OF PRESENTATION

Mediatelevision.tv, Inc (the "Company " ) is in the development stage and its effort have been principally devoted to seeking profitable business opportunities. To date Company has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31 2003, the Company has accumulated losses of $142,348.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test is recorded as a cumulative effect of a change in accounting principle. The adoption of SFAS No 142 had no material impact on the Company's condensed consolidated financial statements.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 had no material impact on Company's condensed consolidated financial statements.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's condensed consolidated financial statements

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that a similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company adopted SFAS No. 146 effective January 1, 2003. The adoption of SFAS No. 146 had no material impact on Company's condensed consolidated financial statements.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

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

As of March 31, 2003, the Company had a cash balance of $82. The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing of its products, establishing a profitable market for the Company's products and additional equity investment in the Company.

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

SIX MONTHS ENDED MARCH 31, 2003

Results Of Operations
---------------------

During the quarterly period covered by this Report, the Company received minimal revenues from operations and incurred expenses of $8,745 as compared to $5,291 for the same period last year. The expenses stem from general, administrative and development expenses relating to the development of the Company's websites and administrative fees.

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


Liquidity
---------

As of March 31, 2003, we had a working capital deficit of $59,734. As a result of our operating losses from our inception through March 31, 2003, we generated a cash flow deficit of $59,652 from operating activities. We met our cash requirements during this period through the private placement of $39,671 and $20,950 of advances from stockholders (net of repayments).

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resouces to meet, projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The Company's independent certified public accountants have stated in their report included in the Company's Form 10KSB, filed January 14, 2003, that the Company has incurred operating losses since inception, and that the Company is dependent upon managements ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Discussion and Analysis of Financial Condition
----------------------------------------------

OPERATIONS AND RESULTS FOR SIX MONTHS ENDED MARCH 31, 2003. Activity during the past quarter has been confined to testing the viability of the Company's business model, the identification of markets, development of products, and acquisition of complementary businesses.

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

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934 ) as of March 31, 2003 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to February 28, 2003 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

                           PART II: OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Articles of Incorporation of the Registrant*
         3.2      By-laws of the Registrant*
         99.1     Certification of CEO
         99.2     Certification of CFO
         ----------

         * Previously filed as an exhibit to the Company's Form SB-2 dated January 29, 2002

(b)      Reports on Form 8-K filed during the three months ended March 31, 2003.

         No Current Reports on Form 8-K were filed during the three months ended March 31, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 2003                 Mediatelevision.tv, Inc.

                                    /s/ Penny Green
                                    -------------------------------
                                    Penny Green
                                    President

CERTIFICATIONS

I, Penny Green, certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of Mediatelevision.tv, Inc.;

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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation date"); and
         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and
         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date : May 14, 2003


/s/ Penny Green
---------------------
Penny Green
President