Form 10QSB
period 2003-06-30
MEDIATELEVISION TV INC
filed 2003-08-15
CIK 1165876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
             Act of 1934

                  For the quarterly period ended: June 30, 2003

         [ ] Transition Report under Section 13 or 15(d) of the Exchange Act

                  For the Transition period from               to
                                                 -------------    --------------

                        Commission file number: 333-81520

                            MEDIATELEVISION.TV, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                      98-0361568
(State or other jurisdiction of                (IRS Employee Identification No.)
 incorporation or organization)

                         1904 West 16th Avenue, Suite 1
                              Vancouver, BC V6J 2M4
                    (Address of principal executive offices)

                                 (604) 605-0507
                           (Issuer's telephone number)

APPLICABLE ONL TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, $0.0001 par value                  2,313,912
                    (Class)                   (Outstanding as of August 1, 2003)

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

Notes to Financial Statements...............................................F-5

Notes to Financial Statements...............................................F-6

Notes to Financial Statements...............................................F-7

Item 2   Management's Discussion and Analysis or Plan of Operation..........3

Item 3   Controls and Procedures............................................9

Part II  OTHER INFORMATION..................................................10

Item 1 Legal Proceedings

Item 2 Changes in Securities

Item 3 Defaults Upon Senior Securitities

Item 4 Submission of Matters to a vote of security holders

Item 5 Other Information

Item 6   Exhibits and Reports on Form 8-K...................................11

Signatures..................................................................11

Certifications..............................................................12


PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      MEDIA TELEVISION. TV, INC
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                JUNE 30, 2003 AND SEPTEMBER 30, 2002

                                                                                 SEPTEMBER 30,
                                                                 JUNE 30, 2003       2002
                                                                  (UNAUDITED)      (AUDITED)
                                                                   ----------      ----------
                                     ASSETS
Current Assets:
     Cash                                                          $      19       $     327
     Deposits                                                          1,028             877
     Advances to related parties                                          --           2,496
                                                                   ----------      ----------

           TOTAL CURRENT ASSETS                                    $   1,047       $   3,700
                                                                   ----------      ----------

PROPERTY AND EQUIPMENT-AT COST
Furniture , Equipment & Leasehold Improvements                         1,038             887
Less : Accumulated Depreciation                                         (495)           (289)
                                                                   ----------      ----------
                                                                         543             598

TOTAL ASSETS                                                       $   1,590       $   4,298
                                                                   ==========      ==========

            LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities                           $  43,550       $  31,664
Advances from shareholder                                             21,751          20,925
                                                                   ----------      ----------
        TOTAL CURRENT LIABILITIES                                  $  65,301       $  52,589
                                                                   ==========      ==========

Commitments and contingencies                                             --              --


DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value per share;
 20,000,000 shares authorized, none issued and outstanding at
 June 30, 2003                                                            --              --

Common Stock, $.001 par value per share, 80,000,000 shares
 authorized, 2,313,912 and 2,296,632 shares issued and
 outstanding at June 30, 2003                                            233             230
Additional paid in capital                                            82,381          79,097
Deficit accumulated during development stage                        (146,325)       (127,618)
                                                                   ----------      ----------
       Deficiency in stockholder's equity                            (63,711)        (48,291)
                                                                   ---------       ---------
                                                                   $   1,590       $   4,298
                                                                   ==========      ==========

                          (See accompanying notes to financial statements)


                                                      MEDIATELEVISION.TV, INC
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                                           ( UNAUDITED )

                                                                                                                    For the
                                                                                                                Period October 14,
                                               For three         For three      For the Nine     For the Nine     1999 (Date of
                                              months ended      months ended    months ended     months ended     Inception) to
                                             June 30, 2003     June 30, 2002    June 30, 2003    June 30, 2002    June 30, 2003
                                              ------------     ------------     ------------     ------------     ------------
REVENUES:
Internet Service and Design                   $        --      $         7      $        --      $       958      $       958
Promotional fees                                       --              349               --              349               --
                                              ------------     ------------     ------------     ------------     ------------
TOTAL REVENUE                                          --              356               --            1,307            1,307
                                              ------------     ------------     ------------     ------------     ------------

Costs and expenses:
   General and administrative                       2,261           35,782           14,803           47,314          155,008
                                              ------------     ------------     ------------     ------------     ------------
   Depreciation                                        50               49              141              133              430
                                              ------------     ------------     ------------     ------------     ------------

    TOTAL COSTS AND EXPENSES                        2,311           35,831           14,944           47,447          155,438

Other income and (expenses):

 Miscellaneous Income                                  --               --               --               --           10,918
                                              ------------     ------------     ------------     ------------     ------------
 Foreign currency translation Gain (loss)          (1,666)           2,485           (3,766)          (1,429)          (2,164)
                                              ------------     ------------     ------------     ------------     ------------

Loss before Taxes                             $    (3,977)         (32,990)         (18,710)         (47,569)        (146,328)

     Income (taxes) benefit                            --               --               --               --               --
                                              ------------     ------------     ------------     ------------     ------------
     Net loss                                 $    (3,977)     $   (32,990)     $   (18,710)     $   (47,569)     $  (146,328)
                                              ============     ============     ============     ============     ============

Loss per common share (basic and
assuming dilution)                            $     (0.00)     $     (0.01)     $     (0.01)     $     (0.02)     $     (0.05)
                                              ============     ============     ============     ============     ============

Weighted average shares outstanding             2,909,137        2,294,539        2,909,137        2,273,928        2,909,137
                                              ============     ============     ============     ============     ============

                                         (See accompanying notes to financial statements)

                                                 MEDIATELEVISION.TV, INC
                                              (A DEVELOPMENT STAGE COMPANY)
                                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      ( UNAUDITED )

                                                                                           For the Period
                                                              For Nine     For the Nine   October 11, 2000
                                                            Months Ended   months Ended  (Date of Inception)
                                                           June 30, 2003  June 30, 2002    to June 30, 2003
                                                             ----------     ----------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                     $ (18,710)     $ (47,569)         $(146,325)
Translation gain or loss                                         3,766          1,429                 --
Common stock issued to founders in exchange for services            --             --             10,000
Common stock issued in exchange for services                        --          1,410             22,943
Common stock issued to founders in exchange for license
agreement                                                           --             --             10,000
Depreciation                                                       141            133                495
CHANGES IN ASSETS AND LIABILITIES
   Prepaid expenses and other assets                              (151)            --             (1,028)
   Advances to related parties                                   2,496          8,523                 --
   Accounts payable                                              8,188         23,917             43,550
NET CASH USED IN  OPERATING ACTIVITIES                          (4,270)       (12,157)           (60,365)
CASH FLOWS USED IN INVESTING ACTIVITIES :
Capital expenditure, net of disposals                             (151)            --             (1,038)
                                                             ----------     ----------         ----------
NET CASH USED IN INVESTING ACTIVITIES                             (151)            --             (1,038)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES
  Proceeds from stockholder advances                               826          4,323             21,751
  Proceeds from issuance of common stock                         3,287          7,992             39,671
                                                             ----------     ----------         ----------
NET CASH PROVIDED IN FINANCING ACTIVITIES                        4,113         12,315             61,422
                                                             ----------     ----------         ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (308)           158                 19
Cash and cash equivalents, beginning of year / period              327              6                 --
                                                             ----------     ----------         ----------
Cash and cash equivalents, end of the year / period          $      19      $     164          $      19
                                                             ==========     ==========         ==========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest                     $      --      $      --          $      --
Cash paid during the period for taxes                        $      --      $      --          $      --

NON CASH DISCLOSURES :
Common Stock issued in exchange for services                 $      --      $      --          $  22,943
Common Stock issued to founders in exchange for services     $      --      $   1,410          $  10,000
Common Stock issued in exchange for License agreement        $      --      $      --          $  10,000


                                    (See accompanying notes to financial statements)

                             MEDIATELEVISION.TV, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 ( UN AUDITED )


NOTE A-SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying un audited condensed Consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments ( consisting of normal recurring accruals ) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine months period ended June 30, 2003, are not necessarily indicative of the results that may expected for the year ending September 30, 2003. The unaudited condensed financial statements should be read in conjunction with the September 30, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10 QSB.

Business and Basis of Presentation
----------------------------------

Mediatelevision, tv, inc ("Company") was formed on October 11, 2000 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is in the business of producing, acquiring and syndicating episodic series designed especially for the Internet. From its inception through the date of these financial statements the Company has recognized limited revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2003, the Company has accumulated losses of $ 146,325.

The Consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Mediatelevision.tv Distribution, Ltd. Significant inter company transactions have been eliminated in consolidation.

Reclassification
----------------

Certain prior period amounts have been reclassified for comparative purposes.

                             MEDIATELEVISION.TV, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 ( UN AUDITED )


New Accounting Pronouncements
-----------------------------

Effective January 1, 2002, the Company adopted SFAS No.142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with definitive lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write downs to be included in results from operations may be necessary. SFAS No.142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test is recorded as a cumulative effect of a change in accounting principle. The adoption of SFAS 142 had no material impact on the Company's condensed financial statements.


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

                             MEDIATELEVISION.TV, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 ( UN AUDITED )

New Accounting Pronouncements ( Continued )
-------------------------------------------

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

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

                             MEDIATELEVISION.TV, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 ( UN AUDITED )


New Accounting Pronouncements ( Continued )
-------------------------------------------

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

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

In April 2003, the FASB issued Statement No.149, " Amendment of Statement of 133 on Derivative Instruments and Hedging Activities ", which amends Statement 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this statement did not have a material impact on the Company's financial position.

In May 2003, the FASB issued Statement No. 150, " Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The adoption of this statement did not have a material impact on the Company's financial position.

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

As of June 30, 2003, the Company had a cash balance of $19. The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing of its products, establishing a profitable market for the Company's products and additional equity investment in the Company.

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

NINE MONTHS ENDED JUNE 30, 2003

Results Of Operations
---------------------

During the quarterly period covered by this Report, the Company received minimal revenues from operations and incurred expenses of $2,311 as compared to $35,831 for the same period last year. The expenses stem from general, administrative and development expenses relating to the development of the Company's websites and administrative fees.

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


Liquidity
---------

As of June 30, 2003, we had a working capital deficit of $64,254. As a result of our operating losses from our inception through June 30, 2003, we generated a cash flow deficit of $ 60,365 from operating activities. We met our cash requirements during this period from advances of $21,751 from the Company's Officers and shareholders, cash proceeds received of $39,671 for shares sold.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity through a Private Placement Memorandum in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

By adjusting its operations and development to the level of capitalization , management believes it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Discussion and Analysis of Financial Condition
----------------------------------------------

OPERATIONS AND RESULTS FOR SIX MONTHS ENDED JUNE 30, 2003. Activity during the past quarter has been confined to testing the viability of the Company's business model, the identification of markets, development of products, and acquisition of complementary businesses.

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

ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934 ) as of June 30, 2003 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

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

                           PART II: OTHER INFORMATION

Item 1 Legal Proceedings
------------------------
None

Item 2 Changes in Securities
----------------------------
None

Item 3 Defaults Upon Senior Securitities
----------------------------------------
None

Item 4 Submission of Matters to a vote of security holders
----------------------------------------------------------
None

Item 5 Other Information
------------------------
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      Exhibits

         3.1      Articles of Incorporation of the Registrant*
         3.2      By-laws of the Registrant*
         99.1     Certification of CEO
         99.2     Certification of CFO

---------------------------

         * Previously filed as an exhibit to the Company's Form SB-2 dated January 29, 2002

(b) Reports on Form 8-K filed during the three months ended June 30, 2003.

         No Current Reports on Form 8-K were filed during the three months ended June 30, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2003             Mediatelevision.tv, Inc.

                                   /s/ Penny Green
                                   -----------------------------------
                                   Penny Green
                                   President

CERTIFICATIONS

I, Penny Green, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Mediatelevision.tv, Inc.;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date : August 14, 2003


/s/ Penny Green
------------------------------------
Penny Green
President