Form 10KSB
period 2003-09-30
MEDIATELEVISION TV INC
filed 2004-01-13
CIK 1165876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the fiscal year ended September 30, 2003

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

Securities Registered pursuant to section 12(g) of the Act:    Common stock par
                                                               value $0.001 per
                                                               share

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
         X
   -------------

State issuer's revenues for its most recent fiscal year.      $0

Aggregate market value of the voting stock held by non-affiliates of the
registrant as of January 13, 2004.        n/a

Number of outstanding shares of the registrant's par value $0.001 common stock,
as of January 13, 2004.                   2,431,462

                            MEDIATELEVISION.TV, INC.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page
                                                                            ----
                                     Part I

Item 1.       Business.........................................................3

Item 2.       Properties......................................................11

Item 3.       Legal Proceedings...............................................12

Item 4.       Submission of Matters of a Vote of Security Holders.............12

                                     Part II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters.........................................................12

Item 6.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation..............................13

Item 7.       Financial Statements and Supplementary Data.....................22

Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.............................22

                                    Part III

Item 9.       Directors and Executive Officers of the Registrant..............23

Item 10.      Executive Compensation..........................................24

Item 11.      Security Ownership of Certain Beneficial Owners and Management..25

Item 12.      Certain Relationships and Related Transactions..................26

                                     Part IV

Item 13.      Exhibits, Financial Statement Schedule and Reports on Form 8-K..27

Item 14.      Controls and Procedures.........................................29

Signatures    ................................................................29

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

A streamed file is simultaneously downloaded and viewed, but leaves behind no physical file on the viewer's machine. This allows the content owner control over the dissemination of the content, and allows the content owner to restrict access to the content to person who are connected to the server and receiving the stream. Restricting access may reduce the amount of pirating and unauthorized exploitation of the content.

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

The Company is currently marketing its production services and is in discussions with a company for a contract for the production of customized streaming video.

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

The Company is currently testing the market to determine what types of streaming video content is most likely to be licensed by websites. The types of product which are being testing include extreme sports clips, animated series, comic strips and magazine type video shows.

Television And Film Finance
---------------------------

The Company intends to leverage pre-sales agreements that it hopes to arrange for television shows and access interim financing through a network of investors. The potential exists to have access to gap financing and interim bank financing. Also, being located in Vancouver may allows for access to numerous grants, loans and tax incentives available for production filmed in Canada. The Company intends to work with production companies and other distribution companies to help put together the many elements that need to be combined for the successful financing of a media project. For these services, the Company receives consulting fees, a percentage of revenues, and certain distribution and ancillary rights.

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

MARKETING. The Company's marketing plan for the show includes flyers, emails, co-branding with other sites, links on the Internet, publicity, parties, posters and merchandise. FashionFreakz has received positive press coverage in magazines and newspapers in Vancouver. The Company continues to negoitate with other websites for exhibition of the first ten episodes of FashionFreakz and is looking for advertisers to incorporate into the streaming video. The Company has a banner that it tries to put up at any events covered. The Company gives out flyers to people at the shows covered and distributes flyers in clothing stores and record stores throughout Vancouver. If the Company is able to establish the name and brand of FashionFreakz in Vancouver, expansion to other cities is planned.

Websites
--------

Mediatelevision.tv will have the right to control the websites for many of the shows which it produces or distributes. The Company is building the infrastructure to support all of the websites which it controls. T he websites are designed to maximize revenue opportunities, including banner ads, directories, eflyers, pop up and other advertising, and data mining. Www.fashionfreakz.com is the first ancillary website the Company has built.

Branding
--------

The Company's intention is to establish a brand that has value in many different forms of media for every series that it creates and it intend to approach broadcasters to create television shows out of brands that the Company develops. The Company believes that it will be successful in arranging broadcast licenses for one in every ten series that it produces. The Company also intends to exploit ancillary rights of each brand such as publishing and merchandising, by partnering with established companies in those areas. In most cases, the Company will own the exclusive copyright and all ancillary rights for all of the series produced, and brands created.

Other Series In Development
---------------------------

The Company is using the templates, marketing materials, contracts and revenue plan that were created for FashionFreakz as a basis for developing other shows. Other programs in development include a health show, a travel show, a social issues show and a music show.

Product Placement, Advertising And Sponsorship
----------------------------------------------

The Company intends to build alliances with advertising companies, product placement agencies, and telecommunications and technology companies to maximize revenue opportunities for clients. From product placement to building a consumer database, the Company intends to develop and actualize plans for clients to find innovative ways to generate real revenue from their streaming video assets.

Proprietary Software
--------------------

The Company plans to build an online store which will offer e-commerce and promotional services. The copyright for the store and to all of the software that is produced as a result will be wholly owned by the Company. The store will offer low cost services to small and medium sized businesses to enable them to sell and promote products and services through the Company's web sites. The store will be designed so that information regarding the products and services can be uploaded directly by the client, including product name, description, picture, attributes, maximum quantity, price, logo, and a store description. The Company plans to allow clients to apply online for its e-commerce services and all information will be stored in a proprietary database built in-house. The User shopping experience created includes allowing consumers to add and remove products from a basket, charge purchases to either American Express, VISA or Mastercard, set attributes for each product, and view products through a menu of categories or through a selection of stores.

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

Marketing
---------

The Company intends to develop alliances and associations to add to current agreements that may provide access to a dynamic, current and diverse selection of streaming and interactive video. Strategic marketing plans will be developed for each of the projects and shows which the Company is currently developing or distributing. Typically, the marketing plan for a show will be based around hosting parties and gala fashion events in Vancouver that fund themselves, and publicity through the parties and through press contacts that have been developed. To market Mediatelevision.tv, Inc. as a distribution company, the Company intends to advertise in industry magazines and newspapers such as the Hollywood Reporter, Variety, Playback magazine and Screen International. The Company also plans on attending trade conventions at which television series are bought and sold, such as the North American Television Producers Association (NATPE) market in Las Vegas, Nevada, the American Film Market (AFM) in Los Angeles, California, MIP-TV in Cannes, France, MIF - the Cannes International Film Festival and Market, the National Association of Broadcasters (NAB) market in Las Vegas, Nevada and MIPCOM in Cannes, France.

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

New Products Or Services
------------------------

Other than the web services the Company is planning to provide to the fashion industry through FashionFreakz, there are no new products or services announced or planned to be announced to the public.

Competition
-----------

Once the Company begins offering products or licenses the main, existing and potential competitors for content syndication and distribution, digital media production, and creation of interactive software and revenue models will include:

         o syndication companies which distribute content on the Internet, such as Yellowbrix.com, Screamingmedia.com, Isyndicate.com, Newsedge.com and Mondo Media, which is syndicating 12 weekly animated series to 30 distribution partners including Netscape, Netcentre, NBCi and Entertaindom;

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

Intellectual Property
---------------------

The Company owns the copyright in all of the series which it produces. The Company controls the domain names www.fashionfreakz.com and www.mediatelevision.tv. A registered trademark application for Fashionfreakz.com has been filed with the US Patent and Trademark Office.

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

Employees
---------

The Company has no significant employees. The Company's President, Penny Green, works approximately 10 hours a week for the Company. The Company also engages independent contractors in the areas of web maintenance, bookkeeping, accounting, sales, business development and legal services. None of the employees are represented by a collective bargaining unit, and the Company considers relations with employees and contractors to be good.

ITEM 2.  PROPERTIES

(a) Real Estate                             None

(b)  Computer and Office Equipment          None

Real Property
-------------

The Company currently shares offices with Bacchus Entertainment Ltd., and receives use of the office facilities at 1904 West 16th Avenue, Suite 1, Vancouver, BC V6J 2M4 at no rental charge. Expenses for telephone, fax and Internet connectivity are shared with Bacchus.

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

                                     Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Shares are not currently quoted. The Company is not aware of any established trading market for its Common Stock nor is there any record of any reported trades in the public market in recent years. The Company's Common Stock has never traded in a public market.

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

(b) As of January 13, 2004, the Company had approximately 56 shareholders of record of the common stock.

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

As of September 30, 2003, the Company had a cash balance of $125. The
Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing of its products, establishing a profitable market for the Company's products and additional equity investment in the Company.

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

FISCAL YEAR 2003 AS COMPARED TO FISCAL YEAR 2002

Results of Operations
---------------------

During the year ended September 30, 2003 and September 30, 2002, the Company received no revenues from operations and incurred expenses of $16,646 compared to $67,454 for the previous period. The expenses stem from general, administrative and development expenses relating to the development of the Company's websites and administrative fees.

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

The Company sustained a net losses of $16,646and $ 63,814 for the year ended September 30, 2003 and the period ended September 30, 2002, respectively.

As of September 30, 2003, we had a deficit in working capital of approximately $50,000. We intend to continue to make financial investments in marketing, content, technology and website development. The Company expects to have revenues from digital production services within the next quarter. We have entered into various license agreements and strategic alliances in order to build our audience, provide content, and generate on-line traffic, and generate revenue through on-line sales of products and services. We expect that we will continue to enter into such arrangements.

We have been negotiating with companies to build marketing alliances. These alliances may involve significant amounts of intangible assets, or non-cash charges that may affect our operating results over the next several fiscal periods.

Liquidity

At September 30, 2003, the Company had total current assets of $1,150 and total liabilities of $51,318. As of September 30, 2003, the Company had an accumulated deficit of approximately $144,264 as compared to $127,618 at September 30, 2002. The Company intends to continue to make financial investments in marketing, content, technology and website development.

The Company's independent certified public accountants have stated in their report that the Company has incurred operating losses since inception, and that the Company is dependent upon managements ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

As a result of the Company's operating loss of $144,264 from its inception on October 11, 2000 through September 30, 2003, the Company incurred a cash flow deficit of $60,495 from operating activities, adjusted principally for depreciation and amortization of $480,equity based compensation of $32,943, and accounts payable and accrued liabilities of $43,719. The Company met its cash requirements during this period through the receipt of $21,231 of cash advanced from related parties , as well as $40,222 received in exchange for the sales of the Company's common stock in a private placement to sophisticated investors

While the Company has raised capital to meet its working capital requirements in the past, additional financing is required, in order to meet current and projected cash flow deficits from operations. The Company plans to seek financing in the form of equity and debt. The Company believes that once it goes fully reporting and obtains a listing, it will be able to attain sufficient equity financing through the sale of its securities in order to continue its current level of operations. Until that time, the Company's President will be deferring any cash compensation, as will the Company's attorney. The Company will continue to engage outside contractors and consultants who are willing to be paid in stock rather than cash, which will mitigate the Company's deficiency in liquidity. Expenses incurred which cannot be paid in stock, such as Auditors fees, will be paid through shareholders loans from the Company's President until such time as the Company can raise sufficient equity financing.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FASB interpretation no. 46 will not have a material impact on the Company's results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.


In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits of the most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject matter of the disagreement(s).

                                    Part III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The following table sets forth the name, age, and position of the executive officers and directors of the Company as of January 13, 2004. The directors were appointed until the Company's next annual general meeting or until a successor is elected and qualifies to be a director of the Company:

Name               Age     Title                                          Term
----               ---     -----                                          ----

Penny Green        32      President, CEO, sole Director                  Annual

The following table sets forth the portion of their time the Officers and Directors devote to the Company:

Penny Green                25%

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

There are currently no significant employees for the Company.

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

(e)      Directors Compensation

Directors who are also officers of the Registrant receive no cash compensation for services as a director.

ITEM 10. EXECUTIVE COMPENSATION

Section 16(a) of the Securities Exchange Act of 1934, as amended (The "Exchange Act"), requires the Registrant's officers and directors, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Registrant with copies of all
Section 16(a) that they file.

Some of the officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflict may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

Executive Compensation
----------------------

(a) Cash Compensation.

Compensation paid by the Company for all services provided up to September 30, 2003 to each of its executive officers

                           SUMMARY COMPENSATION TABLE

                  Annual Compensation                                  Long Term Compensation
                  -------------------                                  ----------------------

(a)               (b)      (c)     (d)      (e)                        (f)              (g)

Name and          Year     Salary  Bonus    Other                      Restricted       Securities
Principal                  ($)     ($)      Annual                     Stock            Underlying/
Position                                    Compensation               Awards           Options
                                            ($)                        ($)              (#)

Penny Green         2003     0                0                          0                0
President, CEO      2002     0                0                          0                0
and Director        2001     0                0                          0                0


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Beneficial owners of five percent (5%) or greater, of the Company's common stock: No preferred stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 2,431,462 shares outstanding at January 13, 2004.

Title of     Name and Address of               Amount of Beneficial     Percent
Class        Beneficial Owner                  Interest                 of Class
-----        ----------------                  --------                 --------

Common       Thomas Braun (1)(2)                     530,247             21.81%
             702 - 777 Hornby Street
             Vancouver, BC  V6Z 1S2

Common       Penny O. Green (3)                    1,587,303             65.28%
             1904 West 16th Avenue, Suite 1
             Vancouver, BC  V6J 2M4

(1) 500,000 of Thomas Braun's shares are registered in the name of his private consulting company Berlin Capital Investments, Inc.

(2) Through Berlin Capital Investments, Inc., Thomas Braun beneficially owns a convertible note, which is convertible into 250,000 common shares of the Company. This amount has not been included in the number of shares described as being beneficially owned by Mr. Braun.

(3) Penny O. Green owns 500,000 common shares in her name directly and also beneficially owns 1,087,303 common shares owned by Bacchus Entertainment Ltd., a company of which she is the sole shareholder.

Other than Penny Green and Thomas Braun, no person beneficially owns more than 5% of the Company's outstanding common stock.

b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at January 13, 2004.

Title of   Name and Address of                 Amount of                Percent
Class      Beneficial Owner                    Beneficial Interest      of Class
-----      ----------------                    -------------------      --------

Common     Penny O. Green (2)                       1,587,303             65.28%
           1904 West 16th Avenue, Suite 1
           Vancouver, BC  V6J 2M4

           Total as a group                         1,587,303             65.28%

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

Bacchus Entertainment Ltd., an entity controlled by Penny Green, the Company's President and principal shareholder had advanced $15,512 (calculated after deducting monies owed by Penny Green to the Company) to the Company as of June 30, 2003 for working capital purposes. On June 30, 2003, Bacchus Entertainment Ltd. converted its loan for 87,303 common shares of the Company at a price of approximately $0.18 per share.

Thomas Braun, a principal shareholder of the Company, had advanced $5,525 as of June 30, 2003 for working capital purposes. On June 30, 2003, Thomas Braun converted his loan for 30,247 common shares of the Company at a price of approximately $0.18 per share.

On December 9, 2003, Berlin Capital Investments, Inc ("Berlin Capital"), an entity controlled by Thomas A. Braun, a principal shareholder of the Company, lent the Company $25,000.00 at an interest rate of 10% per annum pursuant to a subordinated note due December 31, 2005 (the "Note"). According to the Note, the Company must make quarterly interest payments to Berlin Capital in the amount of $625.00 each payable on March 31, June 30, September 30 and December 31, beginning on March 31, 2004. Berlin has the option to convert any portion of the principal amount of the loan outstanding into common stock of the Company at a price of $0.10 per share. If Berlin Capital exercises its option to convert the full amount of the loan of $25,000 before any payments are made, it will receive approximately 250,000 shares of common stock of the Company.

                                     Part IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Annual Report on Form 10-KSB"

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of September 30, 2003 are filed as part of this report.

         (1)      Financial statements of Mediatelevision.tv, Inc.

                                                                            Page

Independent Auditor's Report for year ended September 30, 2003...............F-3

Consolidated Balance Sheets at September 30, 2003 and 2002                   F-4

Consolidated Statements of Losses for the years ended
September 30, 2003 and 2002 and for the period from
October 11, 2000 (date of inception) to September 30, 2003                   F-5

Consolidated Statements of Deficiency in Stockholders' Equity
for the period from October 11, 2000 (date of inception)
to September 30, 2003                                                  F-6 ~ F-7

Consolidated Statements of Cash Flows for the years ended
September 30, 2003 and 2002 and for the period from
October 11, 2000 (date of inception) to September 30, 2003                   F-8

Notes to Consolidated Financial Statements                             F9 ~ F-18

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

Exhibit
Number            Description of Document
------            -----------------------

3.1 (a)           Articles of Incorporation
3.2 (a)           By-laws
99.1              Section 906 Certification of President, Chief Executive
                  Officer and Chief Financial Officer

(a) Included as an Exhibit to Mediatelevision.tv, Inc.'s registration statement on Form 10-SB filed January 13, 2003.

b) Reports on Form 8-K

No Current Reports on Form 8-K were filed during the year ended September 30, 2003.

ITEM 14.  CONTROLS AND PROCEDURES

The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed by Mediatelevision.tv, Inc. in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the date of this annual report, under the supervision and with the participation of Mediatelevision.tv, Inc.'s President, Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the date of such evaluation in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in Mediatelevision.tv, Inc.'s periodic SEC filings.

There have been no significant changes to the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    January 13, 2004          MEDIATELEVISION.TV, INC.

                                   /S/ Penny Green
                                   ---------------
                                   Penny Green
                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Penny Green                      Director                   January 13, 2004
---------------------------
Penny Green

CERTIFICATIONS

I, Penny Green, certify that:

1. I have reviewed this annual report on Form 10-KSB of Mediatelevision.tv, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date: January 13, 2004

                                        /s/ Penny Green
                                        ------------------------------
                                            Penny Green
                                            President, Chief Executive Officer
                                            and Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                           SEPTEMBER 30, 2003 AND 2002

                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                            MEDIATELEVISION.TV, INC.

                            MEDIATELEVISION.TV, INC.

                          Index to Financial Statements

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-3

Consolidated Balance Sheets at September 30, 2003 and 2002                   F-4

Consolidated Statements of Losses for the years ended
September 30, 2003 and 2002 and for the period from
October 11, 2000 (date of inception) to September 30, 2003                   F-5

Consolidated Statements of Deficiency in Stockholders' Equity
for the period from October 11, 2000 (date of inception)
to September 30, 2003                                                  F-6 ~ F-7

Consolidated Statements of Cash Flows for the years ended
September 30, 2003 and 2002 and for the period from
October 11, 2000 (date of inception) to September 30, 2003                   F-8

Notes to Consolidated Financial Statements                             F9 ~ F-18

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors
Mediatelevision.tv, Inc.
Vancouver, BC

     We have audited the accompanying consolidated balance sheets of Mediatelevision.tv, Inc. and its wholly-owned subsidiary (the "Company"), a development stage company, as of September 30, 2003 and 2002 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the years ended September 30, 2003 and 2002 and for the period from October 11, 2000 (date of inception) to September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2003 and 2002, and the results of its operations and its cash flows for the two years then ended, and from October 11, 2000 (date of inception), to September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note G to the financial statements, from its inception the Company has suffered recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note G. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                    --------------------------------------------
                                    Russell Bedford Stefanou Mirchandani LLP
                                    Certified Public Accountants

McLean, Virginia
January 12, 2004


                                  MEDIATELEVISION.TV, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED BALANCE SHEETS
                                 SEPTEMBER 30, 2003 AND 2002

                                                                  2003             2002
                                                              -------------   -------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                     $        125    $        327
Prepaid expenses and deposits                                        1,025             877
Advance to related parties (Note D)                                     --           2,496
                                                              -------------   -------------
Total current assets                                                 1,150           3,700

Property and equipment, at cost                                      1,036             887
Less: Accumulated Depreciation                                         546             289
                                                              -------------   -------------
                                                                       490             598
                                                              -------------   -------------

Total Assets                                                  $      1,640    $      4,298
                                                              =============   =============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities                      $     50,512    $     31,664
Advances from shareholders (Note D)                                    806          20,925
                                                              -------------   -------------
Total current liabilities                                           51,318          52,589

COMMITMENTS AND CONTINGENCIES (Note F)                                  --              --

DEFICIENCY IN STOCKHOLDERS' EQUITY (Note B)
Preferred stock, par value $.001 per share; 20,000,000
  shares authorized, none issued and outstanding at
  September 30, 2003 and 2002                                           --              --
Common stock, par value $.0001 per share; 80,000,000 shares
  authorized; 2,431,462 and 2,296,632 shares issued and
  outstanding at September 30, 2003 and 2002, respectively             243             230
Additional paid-in-capital                                         103,959          79,097
Accumulated other comprehensive income:
  Foreign currency translation adjustment                           (9,616)             --
Accumulated deficit during development stage                      (144,264)       (127,618)
                                                              -------------   -------------
Deficiency in stockholders' equity                                 (49,678)        (48,291)
                                                              -------------   -------------
                                                              $      1,640    $      4,298
                                                              =============   =============

             See accompanying notes to audited consolidated financial statements

                                             F-4


                                 MEDIATELEVISION.TV, INC.
                              (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF LOSSES AND COMPREHENSIVE INCOME (LOSS)

                                                                        For the period from
                                                                          October 11, 2000
                                                                        (date of inception)
                                                  For the year ended          through
                                                     September 30,          September 30,
                                                  2003          2002            2003
                                              ------------   ------------   ------------
Costs and Expenses:
  Selling, General and Administrative         $    16,455    $    67,281    $   156,659
   Depreciation                                       191            173            480
                                              ------------   ------------   ------------
Total Operating Expense                            16,646         67,454        157,139

Loss from Operations                              (16,646)       (67,454)      (157,139)

Other Income                                           --          3,640         12,875
Provision for Income Tax                               --             --             --
                                              ------------   ------------   ------------
Net Loss                                      $   (16,646)   $   (63,814)   $  (144,264)
                                              ============   ============   ============
Other Comprehensive Gain (Loss):
   Foreign Currency Translation Gain (Loss)        (9,616)            --         (9,616)
                                              ------------   ------------   ------------
Comprehensive Income (Loss)                   $   (26,262)   $   (63,814)   $  (153,880)
                                              ============   ============   ============
Loss per common share (basic and
assuming dilution) (Note E)                   $     (0.01)   $     (0.03)   $     (0.06)
                                              ============   ============   ============
Weighted average common shares
outstanding                                     2,343,024      2,164,380      2,243,334
                                              ============   ============   ============

           See accompanying notes to audited consolidated financial statements

                                           F-5


                                                       MEDIATELEVISION.TV, INC
                                                    (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
                              FOR THE PERIOD OCTOBER 11, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2003
                                                                                                              Deficit
                                                                                                   Foreign   Accumulated
                                          Preferred               Common    Additional  Common     Currency     During
                                 Preferred Stock      Common      Stock      Paid-In     Stock    Translation Development
                                  Shares   Amount     Shares      Amount     Capital  Subscription Adjustment   Stage       Total
                                  ------   ------   ---------   ---------   ---------   ---------    ------   ----------  ----------
Common stock issued in
  October 2000 to founders
  in exchange for services
  rendered at $0.01 per share         --       --   1,000,000   $     100   $   9,900   $       0    $   --   $      --   $  10,000
Common stock issued in
  October 2000 to founders in
  exchange for License and
  Distribution Agreement at
  $0.01 per share                     --       --   1,000,000         100       9,900          --        --          --      10,000
Common stock subscribed in
  March 2001, at $0.20 per share      --       --          --          --          --       3,833        --          --       3,833
Common stock subscribed in
  April 2001, at $0.20 per share      --       --          --          --          --       6,720        --          --       6,720
Common stock issued in
  April 2001 in exchange for
  services rendered at
  $0.20 per share                     --       --      18,000           2       3,598          --        --          --       3,600
Common stock subscribed in
  May 2001, at $0.20 per share        --       --          --          --          --      12,080        --          --      12,080
Common stock issued in May 2001
  in exchange for services
  rendered at $0.20 per share         --       --      67,000           7      13,393          --        --          --      13,400
Common stock subscribed in
  June 2001, at $0.20 per share       --       --          --          --          --       1,200        --          --       1,200
Common stock subscribed in
  July 2001, at $0.20 per share       --       --          --          --          --       1,026        --          --       1,026
Common stock issued in
  July 2001 in exchange for
  services rendered at $0.20
  per share                           --       --       8,000           1       1,599          --        --          --       1,600
Common stock subscribed in
  August 2001, at $0.20 per share     --       --          --          --          --       1,000        --          --       1,000
Common stock issued in
  August 2001 in exchange for
  services rendered at $0.20
  per share                           --       --      14,666           1       2,932          --        --          --       2,933
Common stock subscribed in
  September 2001, at $0.20
  per share                           --       --          --          --          --       2,533        --          --       2,533
Conversion of common stock
  subscriptions into common
  stock in September 2001             --       --     141,966          14      28,378     (28,392)       --          --          --

Net loss                              --       --          --          --          --          --        --     (63,804)    (63,804)
                                  ------   ------   ---------   ---------   ---------   ---------    ------   ----------  ----------
BALANCE AT SEPTEMBER 30, 2001         --   $   --   2,249,632   $     225   $  69,700   $      --    $   --   $ (63,804)  $   6,121
                                  ======   ======   =========   =========   =========   =========    ======   ==========  ==========

                                 See accompanying notes to audited consolidated financial statements


                                                       MEDIATELEVISION.TV, INC
                                                    (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY (Continued)
                              FOR THE PERIOD OCTOBER 11, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2003
                                                                                                              Deficit
                                                                                                   Foreign   Accumulated
                                          Preferred               Common    Additional  Common     Currency     During
                                 Preferred Stock      Common      Stock      Paid-In     Stock    Translation Development
                                  Shares   Amount     Shares      Amount     Capital  Subscription Adjustment   Stage       Total
                                  ------   ------   ---------   ---------   ---------   ---------    ------   ----------  ----------

BALANCE CARRIED FORWARD               --   $   --   2,249,632   $     225   $  69,700   $      --    $   --   $ (63,804)  $   6,121

Common stock issued for
  cash in January 2002 at
  $0.20 per share                     --       --      37,500           3       7,722          --        --          --       7,725
Common stock issued in
  April 2002 in exchange for
  services rendered at $0.18
  per share                           --       --       8,167           1       1,409          --        --          --       1,410
Common stock issued for cash
  in May 2002 at $0.20 per share      --       --       1,333           1         266          --        --          --         267

Net loss                              --       --          --          --          --          --        --     (63,814)    (63,814)
                                  ------   ------   ---------   ---------   ---------   ---------    ------   ----------  ----------
BALANCE AT SEPTEMBER 30, 2002         --   $   --   2,296,632   $     230   $  79,097          --    $   --    (127,618)    (48,291)
                                  ======   ======   =========   =========   =========   =========    ======   ==========  ==========
Common stock issued for cash
  in October 2002 at $0.22
  per share                           --       --      15,600           2       3,463          --        --          --       3,465
Common stock issued for cash
  in November 2002 at $0.22
  per share                           --       --       1,680          --         373          --        --          --         373

Common stock issued in June 2003
  in exchange for debts               --       --     117,550          11      21,026          --        --          --      21,037

Other comprehensive loss:
  foreign currency translation
  loss                                --       --          --          --          --          --    (9,616)         --      (9,616)

Net loss                              --       --          --          --          --          --        --     (16,646)    (16,646)
                                  ------   ------   ---------   ---------   ---------   ---------    --------  ----------  ---------
BALANCE AT SEPTEMBER 30, 2003         --   $   --   2,431,462   $     243   $ 103,959          --    $(9,616)  (144,264)    (49,678)
                                  ======   ======   =========   =========   =========   =========    ========  ==========  =========

                                 See accompanying notes to audited consolidated financial statements

                                                                 F-7


                                          MEDIATELEVISION.TV, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For the period from
                                                                                           October 11, 2000
                                                                                          (date of inception)
                                                                 For the year ended             through
                                                                    September 30,            September 30,
                                                                 2003            2002             2003
                                                             -------------   -------------   -------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from development stage operations                   $    (16,646)   $    (63,814)   $   (144,264)
  Adjustments to reconcile net loss from development
    stage operations to cash used for operating activities
       Common stock issued to consultants in exchange for
         services rendered                                             --           1,410          22,943
       Common stock issued to founders in exchange for
         services rendered                                             --              --          10,000

   Depreciation                                                       191             173             480
   Write off of License Agreement                                      --          10,000          10,000
   Changes in assets and liabilities:
     Prepaid expenses and other assets                                 --              --            (877)
     Advances to related parties                                    --           8,582              (2,496)
     Accounts payable and accrued liabilities                      12,055          31,257          43,719
                                                             -------------   -------------   -------------
NET CASH (USED IN) OPERATING ACTIVITIES                            (4,400)        (12,392)        (60,495)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net of disposal                                --              --            (887)
                                                             -------------   -------------   -------------
NET CASH (USED IN) INVESTING ACTIVITIES                                --              --            (887)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net of costs                  3,838           7,992          40,222
  Proceeds from (repayments to) shareholder advances                  306           4,721          21,231
                                                             -------------   -------------   -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           4,144          12,713          61,453
Effect of exchange rates on cash                                       54              --              54

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                      (202)            321             125

Cash and cash equivalents at the beginning of the period              327               6              --
                                                             -------------   -------------   -------------
Cash and cash equivalents at the end of the period           $        125    $        327    $        125
                                                             =============   =============   =============
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                     $         --    $         --    $         --
Cash paid during the period for Income taxes                           --              --              --
Common stock issued to consultants in exchange for
  services rendered                                                    --           1,410          22,943
Common stock issued to founders in exchange for
  services rendered                                                    --              --          10,000
Common stock issued to founders in exchange for
  License Agreement                                                    --              --          10,000
Common stock issued in exchange for debt                           21,037              --          21,037

                    See accompanying notes to audited consolidated financial statements

                                                    F-8

                            MEDIATELEVISION.TV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation
----------------------------------

Mediatelevision.tv, Inc (the "Company") was formed on October 11, 2000 under the laws of the State of Delaware. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS. 7") and is in the business of producing, acquiring and syndicating episodic series designed especially for the Internet. From its inception through the date of these financial statements, the Company has incurred significant operating expenses and accumulated losses of $144,264. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise."

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Mediatelevision.tv Distribution, Ltd. Significant inter company transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Long-Lived Assets
-----------------

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

                            MEDIATELEVISION.TV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Income Taxes
------------

The Company has implemented the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Net Loss Per Common Share
-------------------------

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). For the year ended September 30, 2003 and 2002, and for the period from October 11, 2000 (date of inception) to Sepetmebr 30, 2003, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

                            MEDIATELEVISION.TV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)
-------------------------------

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

PROMOTIONAL AND OTHER FEES. The Company will follow a policy of recognizing fee income as revenue in the period the service is provided.

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

                            MEDIATELEVISION.TV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Advertising
-----------

The Company recognizes advertising expenses in accordance with SOP 93-7 "Reporting on Advertising Costs." As such, the Company expenses the costs of producing advertisements at the time production occurs. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, or a straight-line basis over the term of the contract. Advertising costs incurred during the year ended September 30, 2003 and 2002 were $0 and $ 1,404 respectively.

Research and Development
------------------------

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The company incurred no research and development costs during the years ended September 30, 2003 and 2002.

Liquidity
---------

As shown in the accompanying financial statements, the Company has incurred a net loss of $144,264 from its inception through September 30, 2003. The Company's current liabilities exceeded its current assets by $50,168 as of September 30, 2003.

                            MEDIATELEVISION.TV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at September 30, 2003 and 2002.

Comprehensive Income
--------------------

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended September 30, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no employees stock based awards issued and outstanding as of September 30, 2003.

                            MEDIATELEVISION.TV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Segment Information
-------------------

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

Foreign Currency Translation
----------------------------

The Company translates the foreign currency financial statements of its Canadian subsidiary in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency translation gains and losses are included in the statement of income.

New Accounting Pronouncements
-----------------------------

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FASB interpretation no. 46 will not have a material impact on the Company's results of operations or financial position.

                            MEDIATELEVISION.TV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)
-----------------------------------------

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

                            MEDIATELEVISION.TV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE B - CAPITAL STOCK

The Company was incorporated under the laws of the State of Delaware on October 11, 2000 under the name of Mediatelevision.tv, Inc. The Company has authorized 20,000,000 shares of preferred stock, with a par value of $0.001 per share. As of September 30, 2003 and 2002, there are no preferred shares outstanding.

The Company has authorized 80,000,000 shares of common stock, with a par value of $0.0001 per share. As of September 30, 2003 and 2002, there are 2,431,462 and 2,296,632 shares of common stock outstanding, respectively.

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

In October 2000, the Company issued to an entity controlled by the Company's President and principal shareholder 1,000,000 shares of the Company's common stock pursuant to an agreement for licensing and distributing programming. In accordance with Staff Accounting Bulletin Topic 5-G, Transfer of Nonmonetary Assets by Promoters or Shareholders, the Company valued the stock issued at $
0.01 per share, which represents the shareholder's historical cost of the License Agreement and did not differ materially from the fair value of the stock issued. As of September 30, 2002, the Company wrote off license fees to the expenses.

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

                            MEDIATELEVISION.TV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE B - CAPITAL STOCK (CONTINUED)

In October 2002, the Company issued a total of 15,600 shares of common stock for cash at approximately $0.22 per share.

In November 2002, the Company issued a total of 1,680 shares of common stock for cash at approximately $0.22 per share.

In June 2003, the Company issued a total of 117,550 shares of common stock
To related parties in exchange for a total of $21,037 previously incurred debt (Note D).

NOTE C - INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $144,000, which expire through 2023, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $39,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of September 30, 2003 are as follows:

          Non Current:
                 Net operating loss carryforward                 $ 39,000
                 Valuation allowance                              (39,000)
                                                                 ---------
                 Net deferred tax asset                          $     --
                                                                 =========

NOTE D - RELATED PARTY TRANSACTIONS

The Company has advanced funds to the Company's President and principal shareholder in the amount of $2,496 as of September 30, 2002. An entity controlled by the Company's President and principal shareholder has advanced $20,925 to the Company as of September 30, 2002 for working capital purposes.

                            MEDIATELEVISION.TV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE D - RELATED PARTY TRANSACTIONS (CONTINUED)

On June 30, 2003, the Company combined the advances to the Company's President and advances from the entity controlled by the Company's President, and issued a total of 87,303 shares of common stock to the entity controlled by the Company's President in exchange for $15,512 of net outstanding balance due to the entity. On June 30, 2003, the Company also issued a total of 30,247 shares of common stock to the Company's principal shareholder in exchange for $5,525 of previously incurred debt (see Note B).

NOTE E - NET LOSS PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                                For the period from
                                                                 October 11, 2000
                                                                (date of inception)
                                                                      through
                                                                    September 30,
                                               2003        2002          2003
                                           -----------  -----------  -----------
Net loss available to common shareholders  $  (16,646)  $  (63,814)  $ (144,264)
Basic and fully diluted loss per share     $    (0.01)  $    (0.03)  $    (0.06)
Weighted average common shares outstanding  2,343,024    2,164,380    2,243,334

NOTE F - COMMITMENTS AND CONTINGENCIES

Lease Commitment
----------------

The Company has an informal month-to-month agreement with a consultant to the Company for the use and continuous access to the consultant's production studio facilities.

Consulting Agreement
--------------------

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders, directors and officers. The agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation
----------

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

                            MEDIATELEVISION.TV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE G - GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements from October 11, 2000 (date of inception) to September 30, 2003, the Company incurred losses from operations of $144,264. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing of its products, establishing a profitable market for the Company's products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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