Form 10QSB
period 2003-12-31
MEDIATELEVISION TV INC
filed 2004-02-12
CIK 1165876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Act of 1934

                For the quarterly period ended: December 31, 2003

[ ]      Transition Report under Section 13 or 15(d) of the Exchange Act

             For the Transition period from __________ to __________

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

                                 (604) 732 4804
                           (Issuer's telephone number)


                      APPLICABLE ONL TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.0001 par value                           2,431,462
           (Class)                          (Outstanding as of February 3, 2004)

Transitional Small Business Disclosure format (Check one):  Yes [ ]  No [X]

                            MEDIATELEVISION.TV, INC.

                     Quarterly Report on Form 10-QSB for the
                    Quarterly Period Ending December 31, 2003


                                Table of Contents

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets:
             December 31, 2003 and September 30, 2003

             Condensed Consolidated Statements of Operations:
             Three Months Ended December 31, 2003 and 2002
             October 11, 2000 (Date of Inception) through December 31, 2003

             Consolidated Statement of Deficiency in Stockholders' Equity October 11, 2000 (Date of Inception) through December 31, 2003

             Condensed Consolidated Statements of Cash Flows:
             Three Months Ended December 31, 2003 and 2002
             October 11, 2000 (Date of Inception) through December 31, 2003

             Notes to Unaudited Condensed Consolidated Financial Information:
             December 31, 2003

     Item 2. Plan of Operation

     Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 2. Changes in Securities

     Item 3. Defaults Upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

Item 1.  Financial Statements (Unaudited)

                                 MEDIATELEVISION.TV, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               December 31,   September 30,
                                                                  2003            2003
                                                               ------------   ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                      $       143    $       125
Prepaid expenses and deposits                                           --          1,025
                                                               ------------   ------------
Total current assets                                                   143          1,150

Property and equipment, at cost                                      1,082          1,036
Less: Accumulated Depreciation                                         624            546
                                                               ------------   ------------
                                                                       458            490

Total Assets                                                   $       601    $     1,640
                                                               ============   ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                          $     7,000    $    50,512
Advances from shareholders                                          26,111            806
                                                               ------------   ------------
Total current liabilities                                           33,111         51,318

COMMITMENTS AND CONTINGENCIES                                           --             --

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; 20,000,000
  shares authorized, none issued and outstanding at December
  31, 2003 and September 30, 2003                                       --             --
Common stock, par value $.0001 per share; 80,000,000
  shares authorized; 2,431,462 shares issued and outstanding
  at December 31, 2003 and September 30, 2003                          243            243
Additional paid-in-capital                                         103,959        103,959
Accumulated other comprehensive income:
  Foreign currency translation adjustment                          (11,718)        (9,616)
Accumulated deficit during development stage                      (124,994)      (144,264)
                                                               ------------   ------------
Deficiency in stockholders' equity                                 (32,510)       (49,678)
                                                               ------------   ------------
                                                               $       601    $     1,640
                                                               ============   ============

      See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                                            3

                               MEDIATELEVISION.TV, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                                      For the period from
                                                                       October 11, 2000
                                                                      (date of inception)
                                              For the three months         through
                                                 ended December 31,      December 31,
                                               2003           2002           2003
                                           ------------   ------------   ------------
Costs and Expenses:
 Selling, General and Administrative       $     7,925    $     3,843    $   164,584
 Depreciation                                       53             45            533
                                           ------------   ------------   ------------
Total Operating Expense                          7,978          3,888        165,117

Loss from Operations                            (7,978)        (3,888)      (165,117)

Other Income (Expenses)                         27,248           (218)        40,123
Provision for Income Tax                            --             --             --
                                           ------------   ------------   ------------
Net Income (Loss)                          $    19,270    $    (4,106)   $  (124,994)
                                           ============   ============   ============

Other Comprehensive Gain (Loss):
Foreign Currency Translation Gain (Loss)        (2,102)            --        (11,718)
                                           ------------   ------------   ------------
Comprehensive Income (Loss)                $    17,168    $    (4,106)   $  (136,712)
                                           ============   ============   ============
Loss per common share (basic and
assuming dilution)                         $      0.01    $     (0.00)
                                           ============   ============
Weighted average common shares
outstanding                                  2,431,462      2,377,419
                                           ============   ============


   See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements


                                          4

                                                       MEDIATELEVISION.TV, INC
                                                    (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
                              FOR THE PERIOD OCTOBER 11, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2003

                                                                                                             Deficit
                                                                                                   Foreign  Accumulated
                                        Preferred               Common    Additional   Common      Currency   During
                               Preferred  Stock     Common      Stock      Paid-In-     Stock    Translation Development
                                 Shares   Amount    Shares      Amount      Capital  Subscription Adjustment   Stage         Total
                               ---------  ------   ---------   ---------   ---------   ---------    -------  ----------   ----------
Common stock issued in
  October 2000 to founders
  in exchange for services
  rendered at $0.01 per share         --      --   1,000,000   $     100   $   9,900   $      --    $   --   $      --    $  10,000
Common stock issued in
  October 2000 to founders
  in exchange for License
  and Distribution Agreement
   at $0.01 per share                 --      --   1,000,000         100       9,900          --        --          --       10,000
Common stock subscribed in
  March 2001, at $0.20 per
  share                               --      --          --          --          --       3,833        --          --        3,833
Common stock subscribed in
  April 2001, at $0.20 per
  share                               --      --          --          --          --       6,720        --          --        6,720
Common stock issued in
  April 2001 in exchange for
  services rendered at $0.20
  per share                           --      --      18,000           2       3,598          --        --          --        3,600
Common stock subscribed in
  May 2001, at $0.20 per
  share                               --      --          --          --          --      12,080        --          --       12,080
Common stock issued in May
  2001 in exchange for
  services rendered at
  $0.20 per share                     --      --      67,000           7      13,393          --        --          --       13,400
Common stock subscribed in
  June 2001, at $0.20 per
  share                               --      --          --          --          --       1,200        --          --        1,200
Common stock subscribed in
  July 2001, at $0.20 per
  share                               --      --          --          --          --       1,026        --          --        1,026
Common stock issued in July
  2001 in exchange for
  services rendered at $0.20
  per share                           --      --       8,000           1       1,599          --        --          --        1,600
Common stock subscribed in
  August 2001, at $0.20 per
  share                               --      --          --          --          --       1,000        --          --        1,000
Common stock issued in August
  2001 in exchange for
  services rendered at $0.20
  per share                           --      --      14,666           1       2,932          --        --          --        2,933
Common stock subscribed in
  September 2001, at $0.20
  per share                           --      --          --          --          --       2,533        --          --        2,533
Conversion of common stock
  subscriptions into common
  stock in September 2001             --      --     141,966          14      28,378     (28,392)       --          --           --

Net loss                              --      --          --          --          --          --        --     (63,804)     (63,804)
                               ---------  ------   ---------   ---------   ---------   ---------    -------  ----------   ----------
BALANCE AT SEPTEMBER 30, 2001         --  $   --   2,249,632   $     225   $  69,700   $      --    $   --   $ (63,804)   $   6,121
                               =========  ======   =========   =========   =========   =========    =======  ==========   ==========


                           See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements




                                                       MEDIATELEVISION.TV, INC
                                                    (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY (Continued)
                              FOR THE PERIOD OCTOBER 11, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2003

                                                                                                             Deficit
                                                                                                   Foreign  Accumulated
                                        Preferred               Common    Additional   Common      Currency   During
                               Preferred  Stock     Common      Stock      Paid-In-     Stock    Translation Development
                                 Shares   Amount    Shares      Amount      Capital  Subscription Adjustment   Stage         Total
                               ---------  ------   ---------   ---------   ---------   ---------    -------  ----------   ----------
BALANCE CARRIED FORWARD               --  $   --   2,249,632   $     225   $  69,700   $      --    $   --   $ (63,804)   $   6,121

Common stock issued for cash
  in January 2002 at $0.20
  per share                           --      --      37,500           3       7,722          --        --          --        7,725
Common stock issued in April
  2002 in exchange for
  services rendered at $0.18
  per share                           --      --       8,167           1       1,409          --        --          --        1,410
Common stock issued for cash
  in May 2002 at $0.20 per
  share                               --      --       1,333           1         266          --        --          --          267

Net loss                              --      --          --          --          --          --        --     (63,814)     (63,814)
                               ---------  ------   ---------   ---------   ---------   ---------  ---------  ----------   ----------
BALANCE AT SEPTEMBER 30, 2002         --  $   --   2,296,632   $     230   $  79,097   $      --    $   --    (127,618)    (48,291)
                               =========  ======   =========   =========   =========   =========  =========  ==========   ==========
Common stock issued for cash
  in October 2002 at $0.22
  per share                           --      --      15,600           2       3,463          --        --          --        3,465
Common stock issued for cash
  in November 2002 at $0.22
  per share                           --      --       1,680          --         373          --        --          --          373

Common stock issued in June
  2003 in exchange for debts          --      --     117,550          11      21,026          --        --          --       21,037
Other comprehensive loss:
  foreign currency
  translation loss                    --      --          --          --          --          --    (9,616)         --       (9,616)

Net loss                              --      --          --          --          --          --        --     (16,646)     (16,646)
                               ---------  ------   ---------   ---------   ---------   ---------  ---------  ----------   ----------
BALANCE AT SEPTEMBER 30, 2003         --  $   --   2,431,462   $     243   $ 103,959   $      --   $(9,616)   (144,264)     (49,678)
                               =========  ======   =========   =========   =========   =========  =========  ==========   ==========
Other comprehensive loss:
  foreign currency
  translation loss                    --      --          --          --          --          --    (2,102)         --       (2,102)

Net income                            --      --          --          --          --          --        --      19,270       19,270
                               ---------  ------   ---------   ---------   ---------   ---------  ---------  ----------   ----------
BALANCE AT DECEMBER 31, 2003          --  $   --   2,431,462   $     243   $ 103,959   $      --  $(11,718)  $(124,994)   $ (32,510)
                               =========  ======   =========   =========   =========   =========  =========  ==========   ==========


                           See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements


                                                                 6


                                              MEDIATELEVISION.TV, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)
                                                                                                   For the period from
                                                                                                    October 11, 2000
                                                                                                   (date of inception)
                                                                            For the three months         through
                                                                              ended December 31,       December 31,
                                                                           2003            2002             2003
                                                                       -------------   -------------   -------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from development stage operations                    $     19,270    $     (4,106)   $   (124,994)
Adjustments to reconcile net income (loss) from development
  stage operations to cash used for operating activities
Common stock issued to consultants in exchange for services rendered             --              --          22,943
Common stock issued to founders in exchange for services rendered                --              --          10,000

Depreciation                                                                     53              45             533
Write off of License Agreement                                                   --              --          10,000
Debt Forgiveness                                                            (27,248)             --         (27,248)
Changes in assets and liabilities:
Prepaid expenses and other assets                                               877              --              --
Advances to related parties                                                      --          (1,118)         (2,496)
Accounts payable and accrued liabilities                                    (17,650)          1,844          26,069
                                                                       -------------   -------------   -------------
NET CASH (USED IN) OPERATING ACTIVITIES                                     (24,698)         (3,335)        (85,193)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of disposal                                            --              --            (887)
                                                                       -------------   -------------   -------------
NET CASH (USED IN) INVESTING ACTIVITIES                                          --              --            (887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs                                 --           3,287          40,222
Proceeds from (repayments to) shareholder advances                           24,712              25          45,943
                                                                       -------------   -------------   -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    24,712           3,312          86,165
Effect of exchange rates on cash                                                  4              --              58
                                                                       -------------   -------------   -------------
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                                  18             (23)            143
Cash and cash equivalents at the beginning of the period                        125             327              --
                                                                       -------------   -------------   -------------
Cash and cash equivalents at the end of the period                     $        143    $        304    $        143
                                                                       =============   =============   =============
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                               $         --    $         --    $         --
Income taxes paid                                                                --              --              --
Common stock issued to consultants in exchange for services rendered             --              --          22,943
Common stock issued to founders in exchange for services rendered                --              --          10,000
Common stock issued to founders in exchange for License Agreement                --              --          10,000
Common stock issued in exchange for debt                                         --              --          21,037
Debt forgiveness                                                             27,248              --          27,248



                   See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                                                         7

                            MEDIATELEVISION.TV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2003 financial statements and footnotes thereto included in the Company's Annual Report as filed on SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

Mediatelevision.tv, Inc (the "Company") was formed on October 11, 2000 under the laws of the State of Delaware. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS. 7") and is in the business of producing, acquiring and syndicating episodic series designed especially for the Internet. From its inception through the date of these financial statements, the Company has incurred significant operating expenses and accumulated losses of $124,994. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Mediatelevision.tv Distribution, Ltd. Significant inter company transactions have been eliminated in consolidation.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended September 30, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at December 31, 2003.

                            MEDIATELEVISION.TV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements
-----------------------------

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

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.


NOTE B - CAPITAL STOCK

The Company was incorporated under the laws of the State of Delaware on October 11, 2000 under the name of Mediatelevision.tv, Inc. The Company has authorized 20,000,000 shares of preferred stock, with a par value of $0.001 per share. As of December 31, 2003 and September 30, 2003, there are no preferred shares outstanding.

The Company has authorized 80,000,000 shares of common stock, with a par value of $0.0001 per share. As of December 31, 2003 and September 30, 2003, there are 2,431,462 shares of common stock issued and outstanding

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

As of December 31, 2003, the Company had a cash balance of $ 143. The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing of its products, establishing a profitable market for the Company's products and additional equity investment in the Company.

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

THREE MONTHS ENDED DECEMBER 31, 2003

Results Of Operations
---------------------

During the quarterly period covered by this Report, the Company generated no revenue from operations and incurred expenses of $ 7,978 as compared to $3,888 for the same period last year. An increase in expenses of $4,090 is due to an increase in administrative expenses. The expenses stem from general, administrative and development expenses relating to the maintenance of the Company's websites and administrative fees.

Liquidity
---------

At December 31, 2003, the Company had total current assets of $143 and total liabilities of $33,111. As of December 31, 2003, the Company had an accumulated deficit of approximately $124,994, as compared to $144,264 at September 30, 2003. The Company expects to incur substantial losses over the next year.

The Company's independent certified public accountants have stated in their report included in the Company's Form 10KSB, filed January 13, 2004, that the Company has incurred operating losses since inception, and that the Company is dependent upon managements ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Discussion and Analysis of Financial Condition
----------------------------------------------

OPERATIONS AND RESULTS FOR THREE MONTHS ENDED DECEMBER 31, 2003. Activity during the past quarter has been confined to evaluating the viability of the Company's business model, the identification of markets, maintenance of products, and review of possible acquisition targets.

FUTURE PROSPECTS: The Company is unable to predict when it may launch intended operations, or failing to do so, when and if it may elect to participate in a business acquisition opportunity. The reason for this uncertainty arises from its limited resources, and competitive disadvantage to other public or semi-public issuers.

REVERSE ACQUISITION CANDIDATE: The Company is currently evaluating profitable business opportunities, as the Company has had difficulty obtaining financing for the Company's business plan, and management believes it may be in the Company's best interests to pursue a new business.

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

UNPROVEN ACCEPTANCE OF THE COMPANY'S SERVICES AND/OR PRODUCTS.

The Company is still in its development stage. As a result, it does not know with any certainty whether its services and/or products will be accepted within the business marketplace. If the Company's services and/or products prove to be unsuccessful within the marketplace, or if the Company fails to attain market acceptance, it could materially adversely affect the Company's financial condition, operating results, and cash flows.DEPENDENCE ON KEY PERSONNEL.

The Company's performance and operating results are substantially dependent on the continued service and performance of its officer and directors. The Company may need to hire additional technical, sales, and other personnel as they move forward with their business model. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical employees, or that it will be able to attract or retain highly qualified technical and managerial personnel in the future. The loss of the services of any of the Company's key employees or the inability to attract and retain the necessary technical, sales, and other personnel could have a material adverse effect upon the Company's business, financial condition, operating results, and cash flows. The Company does not currently maintain "key man" insurance for any of its key employees.

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

The Company may be competing with more established on-line entertainment distribution companies. These competitors may include major music labels, movie studios, major technology companies, as well as established on-line companies. Many of these competitors have substantially greater access to capital, greater financial, technical, marketing, sales and distribution resources, and more experience in distribution of on-line entertainment and in the production of entertainment. Some of the Company's competitors for content distribution are:
Screaming Media Inc., which is in the business of content aggregation and distribution, iSyndicate, a provider of syndication solutions and content, and Atom Films Inc., which is in the business of distributing short films.

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


PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

a.       None
b.       None
c.       None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1      Articles of Incorporation of the Registrant*
3.2      By-laws of the Registrant*
99.1     Certification of CEO
99.2     Certification of CFO
         ________________

         * Previously filed as an exhibit to the Company's Form SB-2 dated January 29, 2002

(b) Reports on Form 8-K filed during the three months ended December 31, 2003.

         No Current Reports on Form 8-K were filed during the three months ended December 31, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  Feb 12, 2004                     Mediatelevision.tv, Inc.

                                        /s/ Penny Green
                                        ---------------------------------
                                        Penny Green
                                        President

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

Date : Feb 12, 2004


/s/ Penny Green
------------------------------
Penny Green
President