Form 10QSB
period 2004-03-31
MEDIATELEVISION TV INC
filed 2004-05-26
CIK 1165876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-QSB

(Mark One)

            [ X ]   Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Act of 1934

                        For the quarterly period ended:  March 31, 2004

            [     ]    Transition Report under Section 13 or 15(d) of the Exchange Act

                        For the Transition period from ____________ to _______________

Commission file number: 333-81520

DIGITAL COLOR PRINT, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	98-0361568
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

1920 East Warner Avenue, Suite M, Santa Ana, California 92705
(Address of principal executive offices)

(949) 474-4960
(Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.0001 par value	24,683,449
(Class)	(Outstanding as of May 20, 2004)

Transitional Small Business Disclosure format (Check one):    Yes [  ]    No [X]

DIGITAL COLOR PRINT, INC.

(Formerly Mediatelevision.tv, Inc.)

Quarterly Report on Form 10-QSB for the

Quarterly Period Ending March 31, 2004

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

        Item 1.    Financial Statements (Unaudited)

                        Condensed Consolidated Balance Sheets:

                        March 31, 2004 and September 30, 2003

                        Condensed Consolidated Statements of Losses:

                        Three and Six Months Ended March 31, 2004 and 2003

                        October 11, 2000 (Date of Inception) through March 31, 2004

                        Condensed Consolidated Statements of Cash Flows:

                        Six Months Ended March 31, 2004 and 2003

                        October 11, 2000 (Date of Inception) through March 31, 2004

                        Notes to Unaudited Condensed Consolidated Financial Information:

                        March 31, 2004

        Item 2:    Plan of Operation

        Item 3.    Controls and Procedures

PART II.        OTHER INFORMATION

        Item 1.    Legal Proceedings

        Item 2.    Changes in Securities

        Item 3.    Defaults Upon Senior Securities

        Item 4.    Submission of Matters to a Vote of Security Holders

        Item 5.    Other Information.

        Item 6.    Exhibits and Reports on Form 8-K

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

1.                    Condensed Consolidated Balance Sheets:

                        March 31, 2004 and September 30, 2003

2.                     Condensed Consolidated Statements of Losses:

                        Three and Six Months Ended March 31, 2004 and 2003

                        October 11, 2000 (Date of Inception) through March 31, 2004

3.                     Condensed Consolidated Statements of Cash Flows:

                        Six Months Ended March 31, 2004 and 2003

                        October 11, 2000 (Date of Inception) through March 31, 2004

4.                     Notes to Unaudited Condensed Consolidated Financial Information:

                        March 31, 2004

MEDIATELEVISION.TV, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2004	September 30, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 187	$ 125
Prepaid expenses and deposits	-	1,025
Total current assets	187	1,150

Property and equipment, at cost	1,068	1,036
Less: Accumulated depreciation	669	546
	398	$ 490

Total Assets	$ 585	$ 1,640

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 2,011	$ 50,512
Advances from related parties	9,804	806
Total current liabilities	11,815	51,318

COMMITMENTS AND CONTINGENCIES	-	-

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; 20,000,000 shares authorized,
none issued and outstanding at March 31, 2003 and September 30, 2003	-	-
Common stock, par value $.0001 per share; 80,000,000 shares authorized,
2,681,462 and 2,431,462 issued and outstanding at March 31, 2004 and
September 30, 2003, respectively	268	243
Additional paid-in capital	128,934	103,959
Accumulated other comprehensive income: Foreign currency translation adjustment	(11,175)	(9,616)
Accumulated deficit during development stage	(129,257)	(144,264)
Deficiency in stockholders' equity	(11,230)	(49,678)
	$ 585	$ 1,640

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIATELEVISION.TV, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

(UNAUDITED)

	For the three months ended March 31,		For the six months ended March 31,		For the period from October 11, 2000 (date of inception) through March 31, 2004
	2004	2003	2004	2003

Costs and Expenses:
Selling, General and Administrative	$ 4,189	$ 8,699	$ 12,114	$ 12,542	$ 168,773
Depreciation	53	46	106	91	586
Total Operating Expense	4,242	8,745	12,220	12,633	169,359

Loss from Operations	(4,242)	(8,745)	(12,220)	(12,633)	(169,359)

Other Income (Expenses)	(21)	(1,879)	27,227	(2,097)	40,102
Provision for Income Tax	-	-	-	-	-

Net Loss	$ (4,263)	$ (10,624)	$ 15,007	$ (14,730)	$ (129,257)

Other Comprehensive Gain (Loss): Foreign Currency Translation Gain (Loss)	543	-	(1,559)	-	(11,175)

Comprehensive Income (Loss)	$ (3,720)	$ (10,624)	$ 13,448	$ (14,730)	$ (140,432)

Loss per common share (basic and assuming dilution)	$ (0.00)	$ (0.00)	$ 0.01	$ (0.01)

Weighted average common shares outstanding	2,494,649	2,313,912	2,462,883	2,310,716

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIATELEVISION.TV, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY

For the period October 11, 2000 (date of inception) to December 31, 2003

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-In Capital	Common Stock Subscription	Foreign Currency Translation Adjustment	Deficit Accumulated During Development Stage	Total
Common stock issued in October 2000 to founders in exchange for services rendered at $0.01 per share	-	-	1,000,000	$ 100	$ 9,900	$ -	$ -	$ -	$ 10,000
Common stock issued in October 2000 to founders in exchange for License and Distribution Agreement at $0.01 per share	-	-	1,000,000	100	9,900	-	-	-	10,000
Common stock subscribed in March 2001, at $0.20 per share	-	-	-	-	-	3,833	-	-	3,833
Common stock subscribed in April 2001, at $0.20 per share	-	-	-	-	-	6,720	-	-	6,720
Common stock issued in April 2001 in exchange for services rendered at $0.20 per share	-	-	18,000	2	3,598	-	-	-	3,600
Common stock subscribed in May 2001, at $0.20 per share	-	-	-	-	-	12,080	-	-	12,080
Common stock issued in May 2001 in exchange for services rendered at $0.20 per share	-	-	67,000	7	13,393	-	-	-	13,400
Common stock subscribed in June 2001, at $0.20 per share	-	-	-	-	-	1,200	-	-	1,200
Common stock subscribed in July 2001, at $0.20 per share	-	-	-	-	-	1,026	-	-	1,026
Common stock issued in July 2001 in exchange for services rendered at $0.20 per share	-	-	8,000	1	1,599	-	-	-	1,600
Common stock subscribed in August 2001, at $0.20 per share	-	-	-	-	-	1,000	-	-	1,000
Common stock issued in August 2001 in exchange for services rendered at $0.20 per share	-	-	14,666	1	2,932	-	-	-	2,932
Common stock subscribed in September 2001, at $0.20 per share	-	-	-	-	-	2,533	-	-	2,533
Conversion of common stock subscriptions into common stock in September 2001	-	-	141,966	14	28,378	(28,392)	-	-	-
Net loss	-	-	-	-	-	-	-	(63,804)	(63,804)

Balance at September 30, 2001	-	$ -	2,249,632	$ 225	$69,700	$ -	$ -	$ (63,804)	$ 6,121

Common stock issued for cash in January 2002 at $0.20 per share	-	-	37,500	3	7,722	-	-	-	7,725
Common stock issued in April 2002 in exchange for services rendered at $0.18 per share	-	-	8,167	1	1,409	-	-	-	1,410
Common stock issued for cash in May 2002 at $0.20 per share	-	-	1,333	1	266	-	-	-	267
Net loss	-	-	-	-	-	-	-	(63,814)	(63,814)

Balance at September 30, 2002	-	$ -	2,296,632	$ 230	$ 79,097	$ -	$ -	$ (127,618)	$(48,291)

Common stock issued for cash in October 2002 at $0.22 per share	-	-	15,600	2	3,463	-	-	-	3,465
Common stock issued for cash in November 2002 at $0.22 per share	-	-	1,680	-	373	-	-	-	373
Common stock issued in June 2003 in exchange for debts	-	-	117,550	11	21,026	-	-	-	21,037
Other comprehensive loss: foreign currency translation loss	-	-	-	-	-	-	(9,616)	-	(9,616)
Net loss	-	-	-	-	-	-	-	(16,646)	(16,646)

Balance at September 30, 2003	-	$ -	2,431,462	$ 243	$ 103,959	$ -	$ (9,616)	$ (144,264)	$(49,678)

Common stock issued in March 2004 in exchange for related party advances	-	-	250,000	25	24,975	-	-	-	25,000
Other comprehensive loss: foreign currency translation loss	-	-	-	-	-	-	(1,559)	-	(1,559)
Net income	-	-	-	-	-	-	-	15,007	15,007

Balance at March 31, 2004	-	$ -	2,681,462	$ 268	$ 128,934	$ -	$(11,175)	$ (129,257)	$(11,230)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIATELEVISION.TV, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended March 31,		For the period from October 11, 2000 (date of inception) through March 31, 2004
	2004	2003
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from development stage operations	$ 15,007	$ (14,730)	$ (129,257)
Adjustments to reconcile net loss from development stage operations to cash used for operating activities
Translation gain or loss	-	2,097	-
Common stock issued to consultants in exchange for services rendered	-	-	22,943
Common stock issued to founders in exchange for services rendered	-	1,410	10,000
Common stock issued to founder in exchange for expenses paid by shareholders	-	-
Depreciation	107	91	586
Write-off License Agreement	-	-	10,000
Debt Forgiveness	(27,227)	-	(27,227)
Changes in assets and liabilities:
Prepaid expenses and other assets	877	-	-
Advances to related parties	-	376	(2,496)
Accounts payable and accrued liabilities	(23,000)	7,224	20,719
NET CASH (USED IN) OPERATING ACTIVITIES	(34,236)	(3,532)	(94,731)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of disposal	-	-	(887)
NET CASH (USED IN) INVESTING ACTIVITIES	-	-	(887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs	-	3,287	40,222
Proceeds from related party advances, net of repayments	34,298	-	55,529
NET CASH PROVIDED BY FINANCING ACTIVITIES	34,298	3,287	95,751

Effect of exchange rates on cash	-	-	54

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	62	(245)	187
Cash and cash equivalents at the beginning of the period	125	327	-
Cash and cash equivalents at the end of the period	$ 187	$ 82	$ 187

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$ -	$ -	$ -
Income taxes paid	-	-	-
Common stock issued to consultants in exchange for services rendered	-	1,410	22,943
Common stock issued to founders in exchange for services rendered	-	-	10,000
Common stock issued to founders in exchange for License Agreement	-	-	10,000
Common stock issued in exchange for debt	-	-	21,037
Common stock issued in exchange for related party advances	25,000	-	25,000

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIATELEVISION.TV, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2003 financial statements and footnotes thereto included in the Company's Annual Report as filed on SEC Form 10-KSB.

Business and Basis of Presentation

Mediatelevision.tv, Inc (the "Company") was formed on October 11, 2000 under the laws of the State of Delaware. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS. 7") and is in the business of producing, acquiring and syndicating episodic series designed especially for the Internet. From its inception through the date of these financial statements, the Company has incurred significant operating expenses and accumulated losses of $129,257. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Mediatelevision.tv Distribution, Ltd. Significant inter company transactions have been eliminated in consolidation.

Subsequent to the date of financial statements, the Company acquired Digital Color Print, Inc. and changed its name to Digital Print, Inc. (see Note C)

Stock Based Compensation

In December2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS123." This statement amends SFAS No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No.25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No.148 in its financial reports for the year ended September 30, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at March 31, 2004.

Reclassification

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

NOTE B - CAPITAL STOCK

The Company was incorporated under the laws of the State of Delaware on October 11, 2000 under the name of Mediatelevision.tv, Inc. The Company has authorized 20,000,000 shares of preferred stock, with a par value of $0.001 per share. As of March 31, 2004 and September 30, 2003, there are no preferred shares outstanding.

The Company has authorized 80,000,000 shares of common stock, with a par value of $0.0001 per share. As of March 31, 2004 and September 30, 2003, there are 2,681,462 and 2,431,462 shares of common stock issued and outstanding.

In March 2004, the Company issued 250,000 shares of its common stock in exchange for $25,000 of debt due to a related party.

NOTE C - SUBSEQUENT EVENTS

In April 2004, the Company entered into a Share Exchange Agreement (the "Agreement") with Digital Color Print, Inc. ("DCP), a Nevada Corporation. Pursuant to the Agreement, the Company made a tender offer (the "Offer") for all of the outstanding shares of DCP (the "DCP Shares") in exchange for 22,002,000 shares of the Company common stock (the "Company Shares"), at the rate of 3.6 Company Shares for each of the DCP Shares. The DCP Shares to be tendered, 6,611,663 shares of common stock and no shares of preferred, will represent all of the issued and outstanding capital stock of DCP. Upon the closing, DCP became a wholly-owned subsidiary of the Company, and the Company changed its name to Digital Color Print, Inc.

Item 2.    Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Company's Condensed Financial Statements and Notes thereto, included elsewhere within this report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue in the future.

Overview

--------

Digital Color Print, Inc, has been a development stage company whose efforts have been principally devoted to the business of producing, acquiring, and syndicating episodic series designed especially for the Internet. As a result of the April 1, 2004 acquisition of Digital Color Print, Inc. a Nevada corporation, it is the developer of high- speed printing systems and supplies that are installed and used on commercial printing presses.

The Company anticipates that its internet related business will be phased out in the near-term.  The Company believes that its success depends upon its ability to expand the digital high-speed commercial printing system market that has entered as a result of this corporate combination.

As of March 31, 2004, the Company had a cash balance of $ 187. The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing of its digital high-speed commercial printing systems, establishing a profitable market for the Company's products and acquiring additional equity investment in the Company.

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

THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2004

Results Of Operations

---------------------

During the three month quarterly period covered by this Report, the Company generated no revenue from operations and incurred expenses of $ 4,242 as compared to $8,745 for the same period last year. A decrease in expenses of $4,503 is due to a decrease in administrative expenses.

For the six months ended March 31, 2004, the Company generated no revenue from operations and incurred expenses of $12,220 as compared to $12,633 for the same period last year. The decrease in expenses of $413 is due to a decrease in administrative expenses.

The expenses stem from general, administrative and development expenses relating to the maintenance of the Company's websites and administrative fees.

Liquidity

---------

At March 31, 2004, the Company had total current assets of $187 and total liabilities of $11,815. As of March 31, 2004, the Company had an accumulated deficit of approximately $129,257, as compared to $144,264 at September 30, 2003. The Company expects to incur substantial losses over the next year.

The Company's independent certified public accountants have stated in their report included in the Company's Form 10KSB, filed January 13, 2004, that the

Company has incurred operating losses since inception, and that the Company is dependent upon the new managements ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Discussion and Analysis of Financial Condition

----------------------------------------------

OPERATIONS AND RESULTS FOR THREE MONTHS ENDED MARCH 31, 2004.

Activity during the past quarter has been confined to evaluating the viability of the Company's business model, the identification of markets, maintenance of products, and review of possible acquisition targets.

FUTURE PROSPECTS: The Company is unable to predict when it will fully integrate the new line of business as a result of its recent reacquisition. The reason for this uncertainty arises from its limited resources, and competitive disadvantage to other public or semi-public issuers.

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

RELIANCE ON OTHER THIRD PARTIES.

The Company's operations may depend, to a significant degree,

on a number of other third parties. The Company has no effective control over these third parties and no long-term contractual relationships with any of them. From time to time, the Company and/or its clients could experience temporary interruptions in their related services or products. Continuous or prolonged interruptions would have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION.

The business of digital printing systems is competitive and the Company believes such competition will continue to grow and intensify. In addition to existing competition, the Company faces competition from new forms of non-printed digital distribution. The Company may be competing with more established companies. Many of these competitors have substantially greater access to capital, greater financial, technical, marketing, sales and distribution resources, and more experience in distribution of digital high-speed printing systems and supplies.

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

Item 3. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its' President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the President and Treasurer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities

April 1, 2004 issuance of 22,001,987 for DCP Nevada shares

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Securities Holders

 On April 1, 2004 the Shareholders approved an amendment to the Company's Articles of Incorporation changing the Company's name from Mediatelevision.tv, Inc. to Digital Color Print, Inc.  (See Form  14C filed April 26, 2004)

Item 5.    Other Information

None, except as may be noted elsewhere in this report.

Item 6. Exhibits and Reports on Form 8-K

31.1                                             Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer

31.2                                             Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer

32.1                                             Section 1350 Certification of Chief Executive Officer

32.2                                             Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL COLOR PRINT, INC.

(Registrant)

Date: May 25, 2004                                                               /s/ Michael Brennen

                                                                                                 Michael Brennen, President, CEO, and Director

                                                                                                /s/ Alan Spatz

                                                                                                 Alan Spatz,

                                                                                                 Secretary, CFO & Director

                                                                                                /s/ Ed St. Amour

                                                                                                 Ed St. Amour,

                                                                                                 Director

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Michael Brennen, President, CEO and Director of Digital Color Print, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Digital Color Print, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The other certifying director and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Digital Color Print, Inc., including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in this report any change in Digital Color Print, Inc.'s internal control over financial reporting that occurred during Digital Color Print's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, Digital Color Print's internal control over financial reporting; and

5.	We have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: May 25. 2004	/s/ Michael Brennen
Michael Brennen, President, CEO and Director

Exhibit 31.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Alan Spatz, Chief Financial Officer of Digital Color Print, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Digital Color Print, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The other certifying director and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Digital Color Print, Inc., including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in this report any change in Digital Color Print, Inc.'s internal control over financial reporting that occurred during Digital Color Print's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, Digital Color Print's internal control over financial reporting; and

5.	I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: May 25. 2004	/s/ Alan Spatz
Alan Spatz, Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Digital Color Print, Inc. on Form 10-QSB for the quarter ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Brennen, President, CEO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Michael Brennen

Michael Brennen

President, CEO and Director

May 25, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Digital Color Print, Inc. on Form 10-QSB for the quarter ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan Spatz, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Alan Spatz

Alan Spatz

Chief Financial Officer

May 25, 2004