Form 10QSB
period 2004-06-30
MEDIATELEVISION TV INC
filed 2004-08-25
CIK 1165876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-QSB

(Mark One)

            [ X ]   Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Act of 1934

                        For the quarterly period ended:  June 30, 2004

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

(949) 474-4960
(Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.0001 par value	24,683,449
(Class)	(Outstanding as of August 20, 2004)

Transitional Small Business Disclosure format (Check one):    Yes [  ]    No [X]

DIGITAL COLOR PRINT, INC.

(Formerly Mediatelevision.tv, Inc.)

Quarterly Report on Form 10-QSB for the

Quarterly Period Ending June 30, 2004

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

        Item 1.    Financial Statements (Unaudited)

                        Condensed Consolidated Balance Sheets:

                        June 30, 2004 and September 30, 2003

                        Condensed Consolidated Statements of Losses:

                        Three and Nine Months Ended June 30, 2004 and 2003

                        October 11, 2000 (Date of Inception) through June 30, 2004

                        Consolidated Statement of Deficiency in Stockholders' Equity

                        October 11, 2000 (Date of Inception) through June 30, 2004

                        Condensed Consolidated Statements of Cash Flows:

                        Nine Months Ended June 30, 2004 and 2003

                        October 11, 2000 (Date of Inception) through June 30, 2004

                        Notes to Unaudited Condensed Consolidated Financial Information:

                        June 30, 2004

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

        Item 5.    Other Information.

        Item 6.    Exhibits and Reports on Form 8-K

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

1                      Condensed Consolidated Balance Sheets:

                        June 30, 2004 and September 30, 2003

2.                     Condensed Consolidated Statements of Losses:

                        Three and Nine Months Ended June 30, 2004 and 2003

                        October 11, 2000 (Date of Inception) through June 30, 2004

3.                     Consolidated Statement of Deficiency in Stockholders' Equity

                        October 11, 2000 (Date of Inception) through June 30, 2004

4.                     Condensed Consolidated Statements of Cash Flows:

                        Nine Months Ended June 30, 2004 and 2003

                        October 11, 2000 (Date of Inception) through June 30, 2004

5.                     Notes to Unaudited Condensed Consolidated Financial Information:

                        June 30, 2004

DIGITAL COLOR PRINT, INC.

(formerly MEDIATELEVISION.TV, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2004	September 30, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ -	$ 125
Prepaid expenses and deposits	-	1,025
Total current assets	-	1,150

Property and equipment, at cost	1,043	1,036
Less: Accumulated depreciation	706	546
	337	$ 490

Total Assets	$ 337	$ 1,640

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 2,500	$ 50,512
Advances from related parties	13,118	806
Total current liabilities	15,618	51,318

COMMITMENTS AND CONTINGENCIES	-	-

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; 20,000,000 shares authorized,
none issued and outstanding at June 30, 2003 and September 30, 2003	-	-
Common stock, par value $.0001 per share; 80,000,000 shares authorized,
2,681,462 and 2,431,462 issued and outstanding at June 30, 2004 and
September 30, 2003, respectively	268	243
Additional paid-in capital	128,934	103,959
Accumulated other comprehensive income: Foreign currency translation adjustment	(10,743)	(9,616)
Accumulated deficit during development stage	(133,740)	(144,264)
Deficiency in stockholders' equity	(15,281)	(49,678)
Total liabilities and deficiency in stockholders' equity	$ 337	$ 1,640

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL COLOR PRINT, INC.

(formerly MEDIATELEVISION.TV, INC.)

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

(UNAUDITED)

	For the three months ended June 30,		For the nine months ended June 30,		For the period from October 11, 2000 (date of inception) through June 30, 2004
	2004	2003	2004	2003

Costs and Expenses:
Selling, General and Administrative	$ 4,451	$ 2,261	$ 16,525	$ 14,803	$ 173,185
Depreciation	52	50	158	141	638
Total Operating Expense	4,503	2,311	16,683	14,944	173,822

Loss from Operations	(4,503)	(2,311)	(16,683)	(14,944)	(173,822)

Other Income (Expenses)	20	(1,666)	27,207	(3,766)	40,082
Provision for Income Tax	-	-	-	-	-

Net Loss	$ (4,483)	$ (3,977)	$ 10,524	$ (18,710)	$ (133,740)

Other Comprehensive Gain (Loss): Foreign Currency Translation Gain (Loss)	432	-	(1,127)	-	(10,743)

Comprehensive Income (Loss)	$ (4,051)	$ (3,977)	$ 9,397	$ (18,710)	$ (144,483)

Earnings (Loss) per common share (basic and assuming dilution)	$ (0.00)	$ (0.00)	$ 0.00	$ (0.01)

Weighted average common shares outstanding	2,681,462	2,909,137	2,535,477	2,909,137

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL COLOR PRINT, INC.

(formerly MEDIATELEVISION.TV, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY

For the period October 11, 2000 (date of inception) to June 30, 2004

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-In Capital	Common Stock Subscription	Foreign Currency Translation Adjustment	Deficit Accumulated During Development Stage	Total
Common stock issued in October 2000 to founders in exchange for services rendered at $0.01 per share	-	-	1,000,000	$ 100	$ 9,900	$ -	$ -	$ -	$ 10,000
Common stock issued in October 2000 to founders in exchange for License and Distribution Agreement at $0.01 per share	-	-	1,000,000	100	9,900	-	-	-	10,000
Common stock subscribed in March 2001, at $0.20 per share	-	-	-	-	-	3,833	-	-	3,833
Common stock subscribed in April 2001, at $0.20 per share	-	-	-	-	-	6,720	-	-	6,720
Common stock issued in April 2001 in exchange for services rendered at $0.20 per share	-	-	18,000	2	3,598	-	-	-	3,600
Common stock subscribed in May 2001, at $0.20 per share	-	-	-	-	-	12,080	-	-	12,080
Common stock issued in May 2001 in exchange for services rendered at $0.20 per share	-	-	67,000	7	13,393	-	-	-	13,400
Common stock subscribed in June 2001, at $0.20 per share	-	-	-	-	-	1,200	-	-	1,200
Common stock subscribed in July 2001, at $0.20 per share	-	-	-	-	-	1,026	-	-	1,026
Common stock issued in July 2001 in exchange for services rendered at $0.20 per share	-	-	8,000	1	1,599	-	-	-	1,600
Common stock subscribed in August 2001, at $0.20 per share	-	-	-	-	-	1,000	-	-	1,000
Common stock issued in August 2001 in exchange for services rendered at $0.20 per share	-	-	14,666	1	2,932	-	-	-	2,932
Common stock subscribed in September 2001, at $0.20 per share	-	-	-	-	-	2,533	-	-	2,533
Conversion of common stock subscriptions into common stock in September 2001	-	-	141,966	14	28,378	(28,392)	-	-	-
Net loss	-	-	-	-	-	-	-	(63,804)	(63,804)

Balance at September 30, 2001	-	$ -	2,249,632	$ 225	$69,700	$ -	$ -	$ (63,804)	$ 6,121

Common stock issued for cash in January 2002 at $0.20 per share	-	-	37,500	3	7,722	-	-	-	7,725
Common stock issued in April 2002 in exchange for services rendered at $0.18 per share	-	-	8,167	1	1,409	-	-	-	1,410
Common stock issued for cash in May 2002 at $0.20 per share	-	-	1,333	1	266	-	-	-	267
Net loss	-	-	-	-	-	-	-	(63,814)	(63,814)

Balance at September 30, 2002	-	$ -	2,296,632	$ 230	$ 79,097	$ -	$ -	$ (127,618)	$(48,291)

Common stock issued for cash in October 2002 at $0.22 per share	-	-	15,600	2	3,463	-	-	-	3,465
Common stock issued for cash in November 2002 at $0.22 per share	-	-	1,680	-	373	-	-	-	373
Common stock issued in June 2003 in exchange for debts	-	-	117,550	11	21,026	-	-	-	21,037
Other comprehensive loss: foreign currency translation loss	-	-	-	-	-	-	(9,616)	-	(9,616)
Net loss	-	-	-	-	-	-	-	(16,646)	(16,646)

Balance at September 30, 2003	-	$ -	2,431,462	$ 243	$ 103,959	$ -	$ (9,616)	$ (144,264)	$(49,678)

Common stock issued in March 2004 in exchange for related party advances	-	-	250,000	25	24,975	-	-	-	25,000
Other comprehensive loss: foreign currency translation loss	-	-	-	-	-	-	(1,127)	-	(1,127)
Net income	-	-	-	-	-	-	-	10,524	10,524

Balance at June 30, 2004	-	$ -	2,681,462	$ 268	$ 128,934	$ -	$(10,743)	$ (133,740)	$(15,281)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL COLOR PRINT, INC.

(formerly MEDIATELEVISION.TV, INC.)

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended June 30,		For the period from October 11, 2000 (date of inception) through June 30, 2004
	2004	2003
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from development stage operations	$ 10,524	$ (18,710)	$ (133,740)
Adjustments to reconcile net loss from development stage operations to cash (used in) operating activities
Translation gain or loss	-	3,766	-
Common stock issued to consultants in exchange for services rendered	-	-	22,943
Common stock issued to founders in exchange for services rendered	-	-	10,000
Depreciation	158	141	638
Write-off License Agreement	-	-	10,000
Debt Forgiveness	(27,207)	-	(27,207)
Changes in assets and liabilities:
Prepaid expenses and other assets	1,025	(151)	148
Advances to related parties	-	2,496	(2,496)
Accounts payable and accrued liabilities	(21,937)	8,188	21,782
NET CASH (USED IN) OPERATING ACTIVITIES	(37,437)	(4,270)	(97,932)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of disposal	-	(151)	(887)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(151)	(887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs	-	3,287	40,222
Proceeds from (repayments to) related party advances	37,312	826	58,543
NET CASH PROVIDED BY FINANCING ACTIVITIES	37,312	4,113	98,765

Effect of exchange rates on cash	-	-	54

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(125)	(308)	-
Cash and cash equivalents at the beginning of the period	125	327	-
Cash and cash equivalents at the end of the period	$ -	$ 19	$ -

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$ -	$ -	$ -
Income taxes paid	-	-	-
Common stock issued to consultants in exchange for services rendered	-	-	22,943
Common stock issued to founders in exchange for services rendered	-	-	10,000
Common stock issued to founders in exchange for License Agreement	-	-	10,000
Common stock issued in exchange for debt	-	-	21,037
Common stock issued in exchange for related party advances	25,000	-	25,000

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL COLOR PRINT, INC.

(FORMERLY MEDIATELEVISION.TV, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2003 financial statements and footnotes thereto included in the Company's Annual Report as filed on SEC Form 10-KSB.

Business and Basis of Presentation

Digital Color Print, Inc. (the "Company"), formerly Mediatelevision.tv, Inc., was formed on October 11, 2000 under the laws of the State of Delaware. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS. 7") and is in the business of producing, acquiring and syndicating episodic series designed especially for the Internet. From its inception through the date of these financial statements, the Company has incurred significant operating expenses and accumulated losses of $133,740. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Mediatelevision.tv Distribution, Ltd. Significant intercompany transactions have been eliminated in consolidation.

In April 2004, Mediatelevision.tv, Inc. entered into a Share Exchange Agreement (the "Agreement") with Digital Color Print, Inc. ("DCP"), a Nevada Corporation. Pursuant to the Agreement, Mediatelevision.tv, Inc. made a tender offer (the "Offer") for all of the outstanding shares of DCP (the "DCP Shares") in exchange for 22,002,000 shares of Mediatelevision.tv, Inc.'s common stock, at the rate of 3.6 Mediatelevision.tv, Inc.'s common shares for each of the DCP Shares. The DCP Shares to be tendered, 6,611,663 shares of common stock and no shares of preferred, will represent all of the issued and outstanding capital stock of DCP. Upon the closing, DCP will become a wholly-owned subsidiary of the Company, and the Company will change its name to Digital Color Print, Inc. The closing was originally scheduled for April 1, 2004, but was postponed to August 2004 due to a delay in the acquisition of additional required financial information of the acquired entity which was a pre-condition of the closing. Although the closing has not occurred, the Company has changed its name to Digital Color Print, Inc. since the original scheduled closing date on April 1, 2004.

DIGITAL COLOR PRINT, INC.

(FORMERLY MEDIATELEVISION.TV, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation

In December2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS123." This statement amends SFAS No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No.25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No.148 in its financial reports for the year ended September 30, 2003 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at June 30, 2004.

Reclassification

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

NOTE B - CAPITAL STOCK

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $0.001 per share. As of June 30, 2004 and September 30, 2003, there are no preferred shares outstanding.

The Company has authorized 80,000,000 shares of common stock, with a par value of $0.0001 per share. As of June 30, 2004 and September 30, 2003, there are 2,681,462 and 2,431,462 shares of common stock issued and outstanding.

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

DIGITAL COLOR PRINT, INC.

(FORMERLY MEDIATELEVISION.TV, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

NOTE B - CAPITAL STOCK (Continued)

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

In June 2003, the Company issued a total of 117,550 shares of common stock to related parties in exchange for a total of $21,037 previously incurred debt.

In March 2004, the Company issued 250,000 shares of its common stock in exchange for $25,000 of debt due to a related party.

NOTE C - SUBSEQUENT EVENTS

In April 2004, the Company entered into a Share Exchange Agreement (the "Agreement") with Digital Color Print, Inc. ("DCP"), a Nevada Corporation. Pursuant to the Agreement, the Company made a tender offer (the "Offer") for all of the outstanding shares of DCP (the "DCP Shares") in exchange for 22,002,000 shares of the Company common stock (the "Company Shares"), at the rate of 3.6 Company Shares for each of the DCP Shares. The DCP Shares to be tendered, 6,611,663 shares of common stock and no shares of preferred, will represent all of the issued and outstanding capital stock of DCP. Upon the closing, DCP will become a wholly-owned subsidiary of the Company.  Subsequent to the date of financial statements, the Company issued 22,001,987 shares of its common stock to DCP in exchange for DCP Shares.  The Company anticipates consummating the acquisition before the end of fiscal year 2004.

Item 2.    Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Company's Condensed Financial Statements and Notes thereto, included elsewhere within this report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue in the future.

Overview

Digital Color Print, Inc, has been a development stage company whose efforts have been principally devoted to the business of producing, acquiring, and syndicating episodic series designed especially for the Internet. Upon closing of the acquisition of Digital Color Print, Inc. a Nevada corporation, it will become the developer of high-speed printing systems and supplies that are installed and used on commercial printing presses.

The Company's internet related business has been phased out. The Company believes that its success depends upon its ability to expand the digital high-speed commercial printing system market that has entered as a result of this corporate combination.

As of June 30, 2004, the Company had a cash balance of $ 0. The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing of its digital high-speed commercial printing systems, establishing a profitable market for the Company's products and acquiring additional equity investment in the Company.

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

THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2004

Results Of Operations

During the three month quarterly period covered by this Report, the Company generated no revenue from operations and incurred total operating expenses of $4,503 as compared to $2,311 for the same period last year. An increase in expenses of $2,192 is primarily due to a slight increase in general administrative expenses.

For the nine months ended June 30, 2004, the Company generated no revenue from operations and realized net income of $9,397 as compared to net loss of $18,710 for the same period last year. Total operating expense increased from $14,944 for the period ended June 30, 2003 to $16,683 for the period ended June 30, 2004.  The expenses stem from general, administrative and development expenses relating to the maintenance of the Company's websites and administrative fees.  The net income during the period ended June 30, 2004 was due to debt forgiveness of approximately $27,000.

The expenses stem from general, administrative and development expenses relating to the maintenance of the Company's websites and administrative fees.

Liquidity

At June 30, 2004, the Company had total current assets of $0 and total liabilities of $15,618. As of June 30, 2004, the Company had an accumulated deficit of approximately $133,740, as compared to $144,264 at September 30, 2003. The Company expects to incur substantial losses over the next year.

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

Discussion and Analysis of Financial Condition

OPERATIONS AND RESULTS FOR THREE MONTHS ENDED JUNE 30, 2004.

Activity during the past quarter has been confined to redirecting the Company's business model, the identification of markets, maintenance of products, and termination of prior lines of business.

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

None.

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

DIGITAL COLOR PRINT, INC.

(Registrant)

Date: August 25, 2004                                                          /s/ Michael Brennen

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

Date: August 25, 2004	/s/ Michael Brennen
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

Date: August 25, 2004	/s/ Alan Spatz
Alan Spatz, Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Digital Color Print, Inc. on Form 10-QSB for the quarter ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Brennen, President, CEO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Michael Brennen

Michael Brennen

President, CEO and Director

August 25, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Digital Color Print, Inc. on Form 10-QSB for the quarter ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan Spatz, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Alan Spatz

Alan Spatz

Chief Financial Officer

August 25, 2004